Form 10-Q
period 1995-04-30
DSP TECHNOLOGY INC
filed 1995-06-14
CIK 773720

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q

  X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ---   Exchange Act of 1934 For the quarterly period ended APRIL 30, 1995 or

       Transition report pursuant to Section 13 or 15(d) of the Securities
 ---   Exchange Act of 1934 For the transition period from
       to                                                 ----------------
         ---------------------------

Commission File Number                  0-14677
                      ----------------------------------------------------

                               DSP TECHNOLOGY INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            CALIFORNIA                                 94-2832651
- -----------------------------------           -----------------------------
(State or other jurisdiction of                     I.R.S. Employer
incorporation or organization)                   Identification Number

    48500 KATO RD., FREMONT, CA                           94538
- -----------------------------------           -----------------------------
(Address of principal executive offices)                (Zip Code)

                                 (510) 657-7555
- -------------------------------------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES  X        NO
                                  ---          ---

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                              YES           NO
                                  ---          ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date:

               CLASS               OUTSTANDING AS OF JUNE 9, 1995
               -----               ------------------------------
               Common Stock             2,125,298

                      DSP TECHNOLOGY INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                    FORM 10-Q


                                                                            Page
                                                                            ----
PART I.          FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets -
                 April 30, 1995 and January 31, 1995                          3

         Consolidated Statements of Income -
                 Three months ended April 30, 1995 and 1994                   4

         Consolidated Statements of Cash Flows -
                 Three months ended April 30, 1995 and 1994                   5

         Notes to Consolidated Financial Statements                           6

Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                7


PART II.         OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.                                    8

         Signatures                                                           8

                      DSP TECHNOLOGY INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                        April 30,    January 31,
                                                          1995          1995
                                                        ---------    ----------
ASSETS                                                        (Unaudited)
Current assets:
   Cash and cash equivalents                             $  2,534    $  1,334
   Accounts receivable                                      1,724       3,003
   Inventories                                              1,946       1,807
   Deferred income taxes                                      257         257
   Prepaid expenses                                           104         120
                                                         --------    --------
     Total current assets                                   6,565       6,521

Property and equipment                                      1,019         972
Cost in excess of net assets of acquired
 business                                                     434         445
Other assets                                                  654         806
                                                         --------    --------
                                                         $  8,672    $  8,744
                                                         --------    --------
                                                         --------    --------


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                      $    534    $    562
   Accrued liabilities                                      1,373       1,399
   Income taxes payable                                       128         370
                                                         --------    --------
     Total current liabilities                              2,035       2,331

Deferred income taxes                                         145         145
Commitments and contingencies                                  --          --

Shareholders' equity:
     Preferred stock.  Authorized 2,500,000 shares;
      none issued                                              --          --
     Common stock.  25,000,000 shares authorized;
      shares issued and outstanding: 2,125,298 at
      April 30 and 2,109,465 January 31                     2,818       2,767
     Retained earnings                                      3,674       3,501
                                                         --------    --------
                                                         $  8,672    $  8,744
                                                         --------    --------
                                                         --------    --------


   The accompanying notes are an integral part of these financial statements.

                      DSP TECHNOLOGY INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                          Three months ended
                                                               April 30,
                                                         --------------------
                                                           1995        1994
                                                         --------    --------
Net sales                                                $  3,211    $  2,650
Cost of sales                                               1,238       1,124
                                                         --------    --------
 Gross profit                                               1,973       1,526
Operating expenses:
 Research and development                                     457         362
 Marketing, general and administrative                      1,270       1,053
                                                         --------    --------
                                                            1,727       1,415
                                                         --------    --------
 Operating income                                             246         111
Interest income                                                32          14
                                                         --------    --------
 Income before income taxes                                   278         125
Income taxes                                                  105          45
                                                         --------    --------
 Net income                                              $    173    $     80
                                                         --------    --------
                                                         --------    --------
Net income per common and common
 equivalent share                                        $    .08    $    .04
                                                         --------    --------
                                                         --------    --------
Weighted average common and common
 equivalent shares outstanding                              2,288       2,175
                                                         --------    --------
                                                         --------    --------






   The accompanying notes are an integral part of these financial statements.

                      DSP TECHNOLOGY INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands)


                                                              Three months ended
                                                                    April 30,
                                                              ------------------
                                                                1995       1994
                                                              ------      -----
                                                                  (Unaudited)
Cash flows from operating activities:
  Net income                                                  $   173    $   80
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                  93       121
    Changes in current assets and liabilities:
     Accounts receivable                                        1,279      (749)
     Inventories                                                 (139)     (291)
     Prepaid expenses and other                                    16         5
     Accounts payables                                            (28)      139
     Accrued liabilities                                          (26)       40
     Income taxes payable                                        (242)       44
                                                              -------    ------

      Net cash provided by (used in) operating activities       1,126      (611)
                                                              -------    ------

Cash flows from investing activities:
  Purchases of property and equipment                            (129)      (54)
  Other                                                           152        56
                                                              -------    ------

      Net cash provided by (used in) investing activities          23         2
                                                              -------    ------

Cash flows from financing activities:
  Proceeds from issuance of common stock                           51        --

Increase (decrease) in cash                                     1,200      (609)
                                                              -------    ------

Cash at beginning of period                                     1,334     1,109
                                                              -------    ------

Cash at end of period                                         $ 2,534    $  500
                                                              -------    ------
                                                              -------    ------

Supplemental disclosure of cash flow information:
  Cash paid during period for income taxes                    $   345    $    2
                                                              -------    ------
                                                              -------    ------

The accompanying notes are an integral part of these financial statements.

                      DSP TECHNOLOGY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   BASIS OF PRESENTATION.

     The accompanying consolidated financial statements have been prepared, without audit, in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all the disclosures that would be presented in the Company's Annual Report on Form 10-K. The financial statements should be read in conjunction with the Company's January 31, 1995 financial statements and accompanying notes thereto.

     The information furnished reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim period. The results of operations for the periods presented are not necessarily indicative of results to be expected for the full year.

2. INVENTORIES. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of:


                               April 30,       January 31,
                                  1995            1995
                              -----------      -----------
                              (thousands)
     Raw materials              $   939         $   975
     Work in process                585             440
     Finished goods                 422             392
                                -------         -------
                                $ 1,946         $ 1,807
                                -------         -------
                                -------         -------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net sales for the first quarter of fiscal 1996 (three months ended April 30, 1995) increased by $561,000 or 21% to $3,211,000 from $2,650,000 in the first quarter of fiscal 1995 (three months ended April 30, 1994). The increase was primarily due to higher shipments of the company's core products brought about by a higher beginning shippable sales backlog at this compared to last year.

     Cost of sales as a percentage of net sales decreased to 39% in this year's first quarter compared to 42% in the first quarter last year. The decrease is a result of economies of scale because of larger volume this year.

     Research and development expenses increased by $95,000 or 26% in the first quarter this year to $457,000 compared to the same period a year ago. The increase in expenses is primarily due to the $75,000 capitalization of the dynamometer control software development costs last year.

     Marketing, general and administrative expenses in the first quarter of fiscal 1996 increased by $217,000 or 21% to $1,270,000 from $1,053,000 in the same quarter last year. As a percentage of sales, however, expenses remained at the 40% level in both quarters. The increase in expenses was principally due to higher expenses associated with the a major trade show and by higher selling expenses.

     Net interest income was $32,000 compared to $14,000 in the first quarter last year. The increase reflected higher cash balances invested in interest bearing accounts with higher interest rates this year compared to last year.

     The effective tax rate computed for the first quarter this year was 38% compared to 36% in last year's first quarter. The Company reviews the tax rate quarterly and could make minor adjustments to reflect changing estimates.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Large system orders represent an increasingly large percentage of the Company's sales. Also, sales of such systems have been concentrated in a relatively small number of customers. The Company did not receive a large system order in the first quarter this year while last year, the first quarter sales and orders benefited from receipt of two major system contracts totaling approximately $3.6 million which were delayed from the previous year. Hence, the Company's operating results may fluctuate, especially when measured on a quarterly basis, as a result of the timing of receipt of major system orders.

     The Company's future operating results may also be affected by a number of factors, including: its ability to introduce new products and enhancements for its customers as demands for increasingly sophisticated measurement and control systems continue; uncertainties relative to global economic conditions; the Company's ability to withstand competition particularly from several companies that are much larger in size than the Company; natural disasters, particularly earthquakes which may stike the California area where the Company's headquarters and manufacturing facility are located; and availability and cost of components for its products.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased by $1,200,000 during the quarter ended April 30, 1995, to $2,534,000. The Company's working capital, also, increased to $4,530,000 at April 30, 1995 compared to $4,190,000 at January 31, 1995 and the current ratio stood at 3.2 to 1.0 at April 30, 1995 from 2.8 to 1.0 at January 31, 1995. At April 30, 1995, the Company has $1,000,000 secured bank line of credit. The Company currently anticipates that internally generated funds and bank borrowings will be sufficient to satisfy its anticipated operating and capital needs over the foreseeable future.

     At April 30, 1995, the Company had no material outstanding commitments to purchase capital equipment. Management believes that inflation has not had a material effect on the Company's operations and financial condition.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A. Exhibits:  None.

     B. Reports on Form 8-K:  None.




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             DSP TECHNOLOGY INC.
                                           ------------------------
                                                (Registrant)



                                           By:   /s/ Jose M. Millares
                                                 -------------------------
                                                     Jose M. Millares
                                                  Chief Financial Officer

Date: June 14, 1995