Form 10-Q
period 1995-07-31
DSP TECHNOLOGY INC
filed 1995-09-12
CIK 773720

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q

  X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----
          Exchange Act of 1934
          For the quarterly period ended JULY 31, 1995 or

          Transition report pursuant to Section 13 or 15(d) of the Securities
-----
          Exchange Act of 1934
          For the transition period from _________________ to _________________

Commission File Number                        0-14677
                       --------------------------------------------------------

                         DSP TECHNOLOGY INC.
---------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

          CALIFORNIA                                   94-2832651
-----------------------------------          ----------------------------------
 (State or other jurisdiction of                           I.R.S. Employer
  incorporation or organization)                        Identification Number

     48500 KATO RD., FREMONT, CA                            94538
-----------------------------------          ----------------------------------
 (Address of principal executive offices)                   (Zip Code)

                            (510) 657-7555
-------------------------------------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES   X     NO
                                  -----      -----

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                              YES         NO
                                   -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date:
          CLASS               OUTSTANDING AS OF SEPTEMBER 8, 1995
          -----               -----------------------------------
          COMMON STOCK                  2,109,465

                      DSP TECHNOLOGY INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                    FORM 10-Q


                                                                            Page
PART I.        FINANCIAL INFORMATION

Item 1.   Financial Statements:

     Consolidated Balance Sheets -
          July 31, 1995 and January 31, 1995                                 3

     Consolidated Statements of Income -
          Three months and six months ended July 31, 1995 and 1994           4

     Consolidated Statements of Cash Flows -
          Six months ended July 31, 1995 and 1994                            5

     Notes to Consolidated Financial Statements                              6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                      7


PART II.       OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits and Reports on Form 8-K.                                  8

     Signatures                                                              9

                      DSP TECHNOLOGY INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                        July 31,       January 31,
                                                          1995            1995
                                                        ---------      ----------
ASSETS                                                  (Unaudited)

Current assets:
    Cash                                                $ 2,345        $ 1,334
    Accounts receivable                                   2,056          3,003
    Inventories                                           2,162          1,807
    Deferred income taxes                                   257            257
    Prepaid expenses                                        126            120
                                                        -------        -------
      Total current assets                                6,946          6,521

Property and equipment                                    1,021            972
Cost in excess of net assets of acquired
 business                                                   424            445
Other assets                                                852            806
                                                        -------        -------
                                                        $ 9,243        $ 8,744
                                                        -------        -------
                                                        -------        -------


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                    $   606        $   562
    Accrued liabilities                                   1,422          1,399
    Income taxes payable                                    302            370
                                                        -------        -------
      Total current liabilities                           2,330          2,331

Deferred income taxes                                       145            145

Commitments and contingencies                                --             --

Shareholders' equity:
    Preferred stock. Authorized 2,500,000 shares;
     none issued                                             --             --
    Common stock. 25,000,000 shares authorized;
     shares issued and outstanding: 2,109,465 at
     July 31 and 2,106,765 at January 31                  2,815          2,767
    Retained earnings                                     3,953          3,501
                                                        -------        -------
      Total shareholders' equity                          6,768          6,268
                                                        -------        -------
                                                        $ 9,243        $ 8,744
                                                        -------        -------
                                                        -------        -------


   The accompanying notes are an integral part of these financial statements.

                      DSP TECHNOLOGY INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                        Three months ended             Six months ended
                                                             July 31,                      July 31,
                                                     -----------------------       -----------------------
                                                        1995           1994           1995           1994
                                                     --------       --------       --------       --------

Net sales                                            $ 3,602        $ 2,971        $ 6,813        $ 5,621
Cost of sales                                          1,342          1,144          2,580          2,268
                                                     -------        -------        -------        -------
  Gross profit                                         2,260          1,827          4,233          3,353
Operating expenses:
  Research and development                               545            395          1,002            757
  Marketing, general and administrative                1,291          1,144          2,561          2,197
                                                     -------        -------        -------        -------
                                                       1,836          1,539          3,563          2,954
                                                     -------        -------        -------        -------
  Operating income                                       424            288            670            399
Interest income                                           31              7             63             21
                                                     -------        -------        -------        -------
  Income before income taxes                             455            295            733            420
Income taxes                                             176            121            281            166
                                                     -------        -------        -------        -------
  Net income                                         $   279        $   174        $   452        $   254
                                                     -------        -------        -------        -------
                                                     -------        -------        -------        -------

  Net income per common and common
  equivalent share                                   $   .12        $   .08        $   .20        $   .12
                                                     -------        -------        -------        -------
                                                     -------        -------        -------        -------

Weighted average common and common
 equivalent shares outstanding                         2,342          2,175          2,315          2,175
                                                     -------        -------        -------        -------
                                                     -------        -------        -------        -------





   The accompanying notes are an integral part of these financial statements.

                      DSP TECHNOLOGY INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Thousands)


                                                                  Six months ended
                                                                      July 31,
                                                               ----------------------
                                                                 1995           1994
                                                               -------        -------
                                                                     (Unaudited)
Cash flows from operating activities:
  Net income                                                   $   452        $   254
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                  294            225
    Changes in current assets and liabilities:
      Accounts receivable                                          947           (684)
      Inventories                                                 (355)          (573)
      Prepaid expenses                                              (6)           122
      Accounts payables                                             44            205
      Accrued liabilities                                           23            287
      Income taxes payable                                         (68)            56
                                                               -------        -------

      Net cash provided by (used in) operating activities        1,331           (108)
                                                               -------        -------

Cash flows from investing activities:
  Purchases of property and equipment                             (279)          (100)
  Investment in software development                               (62)          (100)
  Purchase of Applion technology                                    --           (368)
Other                                                              (27)             6
                                                               -------        -------

      Net cash (used in) investing activities                     (368)          (562)
                                                               -------        -------

Cash flows from financing activities:
  Proceeds from issuance of common stock                            48              2
                                                               -------        -------
    Net cash provided by financing activities                       48              2
                                                               -------        -------

Increase (decrease) in cash                                      1,011           (668)
                                                               -------        -------

Cash at beginning of period                                      1,334          1,109
                                                               -------        -------

Cash at end of period                                          $ 2,345        $   441
                                                               -------        -------
                                                               -------        -------

Supplemental disclosure of cash flow information:
  Cash paid during period for income taxes                     $   285        $   --
                                                               -------        -------
                                                               -------        -------


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

2. INVENTORIES. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of:


                                            July 31,            January 31,
                                             1995                1995
                                            ------              ------
                                                   (thousands)
     Raw materials                          $1,046              $  975
     Work in process                           593                 440
     Finished goods                            523                 392
                                            ------              ------
                                            $2,162              $1,807
                                            ------              ------
                                            ------              ------


3. ACQUISITION OF APPLION. In June 1994, the company acquired substantially all the assets of Applion, a start-up California partnership for $420,000. The operating results of Applion are included in the consolidated statements of income since the date of acquisition and have not been material to consolidated operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net sales for the second quarter of fiscal 1996 ended July 31, 1995 increased by $631,000 or 21% to $3,602,000 from $2,971,000 in the second quarter of fiscal 1995 ended July 31, 1994. Net sales for the first six months of fiscal 1996 were $6,813,000 or 21% higher than net sales of $5,621,000 in the first six months of fiscal 1995. The increases were due to continued higher shipments of the company's core products brought about by a higher shippable sales backlog at the beginning of the first and second quarters this year compared to the same periods last year.

     Cost of sales as a percentage of net sales decreased to 37% in this year's second quarter from 39% in the same period last year. Cost of sales as a percentage of net sales also decreased to 38% in the first half of fiscal 1996 compared to 40% in the first half of fiscal 1995. The decreases reflect the positive effect of the economies of scale resulting from higher volume production this year compared to last year.

     Research and development expenses increased by $150,000 to $545,000 in the second quarter this year compared to $395,000 in the same period last year while expenses in the first half of this year increased by $245,000 to $1,002,000 from $757,000 in the first half of fiscal 1995. The increases in expenses resulted primarily from the higher capitalization of the dynamometer control software development costs last year compared to this year and higher expenses due to additions in personnel this year compared to last year.

     Marketing, general and administrative expenses in the second quarter of fiscal 1995 increased by $147,000 or 13% to $1,291,000 compared to the same period a year ago. Expenses in the first six months of this year increased by $364,000 to $2,561,000 from $2,197,000 last year. As a percentage of sales, however, expenses decreased to 36% in this year's second quarter compared to 39% in last year's second quarter, and to 38% in the first half of this year from 39% in the same period last year. The higher expenses were principally due to higher expenses associated with a major trade show, higher sales expenses and increased legal expenses associated with a strategic alliance formation.

     Net interest income was $31,000 in this year's second quarter compared to $7,000 last year and $63,000 in the first half versus $21,000 in the same period last year. Higher interest incomes reflect higher available cash invested in interest-bearing accounts this year compared to the same period last year.

     The effective tax rate computed were 41% for the second quarter and 40% for the first half this year compared to 37% and 38% for the second quarter and first half last year, respectively. The company reviews the tax rate quarterly and could make minor adjustments to reflect changing estimates.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Large system orders represent an increasingly large percentage of the Company's sales. Also, sales of such systems have been concentrated in a relatively small number of customers. The Company did not receive a large system order in the first half this year while last year, the first half sales and orders benefited from receipt of two major system contracts totaling approximately $ 3.6 million which were delayed from the previous year. Hence, the Company's operating results may fluctuate, especially when measured on a quarterly basis, as a result of the timing of receipt of major system orders.

The Company's future operating results may also be affected by a number of factors, including: its ability to introduce new products and enhancements for its customers as demands for increasingly sophisticated measurement and control systems continue; uncertainties relative to global economic conditions, the Company's ability to withstand competition particularly from several companies that are much larger in size than the Company; natural disasters, particularly earthquakes which may strike the California area where the Company's headquarters and manufacturing facility are located; and availability and cost of components for its products.

LIQUIDITY AND CAPITAL RESOURCES

     Cash increased by $1,011,000 during the six month period ended July 31, 1995. The primary use of the Company's cash in fiscal 1996 has been the purchase of capital equipment used to equip additional personnel.

     Working capital at July 31, 1995 was $4,616,000 compared to $4,190,000 at the beginning of the fiscal year, while the current ratios stood at 3.0 to 1.0 at July 31, 1995 and at 2.8 to 1.0 at January 31, 1995. At July 31, 1995, the Company has a $1,000,000 secured bank line of credit. The Company currently anticipates that internally generated funds and bank borrowings will be sufficient to satisfy its anticipated operating and capital needs over the foreseeable future.

     At July 31, 1995, the Company had no material outstanding commitments to purchase capital equipment. Management believes that inflation has not had a material effect on the Company's operations or financial condition.


Part II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Shareholders was held on June 12, 1995. There were 2,109,465 shares outstanding on May 1, 1995, the date of record. There were 2,013,652 shares represented at the meeting in person or by proxy.

     All director candidates were elected with no director candidate receiving fewer than 1,995,000 votes.

     The proposal to increase the number of shares of the Company's Common Stock reserved for issuance under its 1991 Stock Option Plan by 210,000 from 608,327 to 818,327 was approved. Total votes counted were 964,074 shares with 722,309 shares or 75% of total votes for, 224,485 or 23% against and 17,280 or 2% abstaining.

     The appointment of Grant Thornton as the independent accountants of the Company for the fiscal year ending January 31, 1996 was ratified with 2,001,252 votes for, 7,800 against, and 4,600 abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      A. Exhibits:  None.

      B. Reports on Form 8-K:  None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  DSP TECHNOLOGY INC.
                                                 --------------------
                                                     (Registrant)




                                             By:  /s/ Jose M. Millares
                                                 ------------------------
                                                      Jose M. Millares
                                                  Chief Financial Officer




Date: September 12, 1995