Form 10-Q
period 1995-10-31
DSP TECHNOLOGY INC
filed 1995-12-15
CIK 773720

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---- Act of 1934
     For the quarterly period ended OCTOBER 31, 1995 or
                                    ----------------

     Transition report pursuant to Section 13 or 15(d) of the Securities
---- Exchange Act of 1934
     For the transition period from                to
                                   ----------------  --------------------------

Commission File Number                        0-14677
                      ---------------------------------------------------------

                               DSP TECHNOLOGY INC.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

             CALIFORNIA                                      94-2832651
---------------------------------------              --------------------------
 (State or other jurisdiction of                           I.R.S. Employer
  incorporation or organization)                        Identification Number

     48500 KATO RD., FREMONT, CA                               94538
---------------------------------------              --------------------------
(Address of principal executive offices)                     (Zip Code)

                                 (510) 657-7555
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES    X        NO
                                  -----         ----

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                               YES              NO
                                 ----           ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date:

          CLASS               OUTSTANDING AS OF NOVEMBER 13, 1995
          -----               -----------------------------------
          COMMON STOCK                  2,154,463

                      DSP TECHNOLOGY INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                    FORM 10-Q


                                                                            Page
                                                                            ----
PART I.        FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Balance Sheets -
               October 31, 1995 and January 31, 1995                         3

          Consolidated Statements of Income -
               Three months and nine months ended October 31, 1995
               and 1994                                                      4

          Consolidated Statements of Cash Flows -
               Nine months ended October 31, 1995 and 1994                   5

          Notes to Consolidated Financial Statements                         6

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 7


PART II.       OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.                                  8

          Signatures                                                         9

                      DSP TECHNOLOGY INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                   October 31,       January 31,
                                                      1995              1995
                                                   -----------       -----------
ASSETS                                             (Unaudited)
Current assets:
   Cash                                            $   2,343         $   1,334
   Accounts receivable                                 2,131             3,003
   Inventories                                         2,561             1,807
   Deferred income taxes                                 257               257
   Prepaid expenses                                      146               120
                                                   ---------         ---------
     Total current assets                              7,438             6,521

Property and equipment                                   950               972
Cost in excess of net assets of acquired
 business                                                413               445
Other assets                                             887               806

                                                   ---------         ---------
                                                   $   9,688         $   8,744
                                                   ---------         ---------
                                                   ---------         ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                $     810         $     562
   Accrued liabilities                                   987             1,399
   Income taxes payable                                  501               370
                                                   ---------         ---------
     Total current liabilities                         2,298             2,331

Deferred income taxes                                    145               145

Commitments and contingencies                             --                --

Shareholders' equity:
   Preferred stock. Authorized 2,500,000 shares;
   none issued                                            --                --
   Common stock. 25,000,000 shares authorized;
   shares issued and outstanding: 2,153,963 at
   October 31 and 2,106,765 at January 31              2,917             2,767
   Retained earnings                                   4,328             3,501
                                                   ---------         ---------
     Total shareholders' equity                        7,245             6,268
                                                   ---------         ---------
                                                   $   9,688         $   8,744
                                                   ---------         ---------
                                                   ---------         ---------

   The accompanying notes are an integral part of these financial statements.

                      DSP TECHNOLOGY INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                 Three months ended                 Nine months ended
                                                     October 31,                       October 31,
                                             --------------------------        ---------------------------
                                                 1995              1994             1995              1994
                                             --------          --------         --------          --------
Net sales                                    $  4,215          $  3,545         $ 11,028          $  9,166
Cost of sales                                   1,655             1,388            4,235             3,656
                                             --------          --------         --------          --------
  Gross profit                                  2,560             2,157            6,793             5,510
Operating expenses:
  Research and development                        621               572            1,623             1,329
  Marketing, general and administrative         1,357             1,117            3,918             3,314
                                             --------          --------         --------          --------
                                                1,978             1,689            5,541             4,643
                                             --------          --------         --------          --------
  Operating income                                582               468            1,252               867
Interest income                                    32                15               95                36
                                             --------          --------         --------          --------
  Income before income taxes                      614               483            1,347               903
Income taxes                                      239               193              520               359
                                             --------          --------         --------          --------
  Net income                                 $    375          $    290         $    827          $    544
                                             --------          --------         --------          --------
                                             --------          --------         --------          --------
  Net income per common and common
   equivalent share                          $    .16          $    .13         $    .36          $    .25
                                             --------          --------         --------          --------
                                             --------          --------         --------          --------
Weighted average common and common
 equivalent shares outstanding                  2,357             2,189            2,329             2,180
                                             --------          --------         --------          --------
                                             --------          --------         --------          --------


   The accompanying notes are an integral part of these financial statements.

                      DSP TECHNOLOGY INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands)


                                                                       Nine months ended
                                                                          October 31,
                                                                    ---------------------
                                                                       1995          1994
                                                                    --------       ------
                                                                          (Unaudited)
Cash flows from operating activities:
  Net income                                                        $   827        $   544
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                       501            327
    Changes in current assets and liabilities:
      Accounts receivable                                               872         (1,143)
      Inventories                                                      (754)          (786)
        Prepaid expenses                                                (26)           253
      Accounts payables                                                 248            164
      Accrued liabilities                                              (412)           344
      Income taxes payable                                              131             77
                                                                 ----------     ----------

      Net cash provided by (used in) operating activities             1,387           (220)
                                                                 ----------     ----------

Cash flows from investing activities:
  Purchases of property and equipment                                  (343)          (217)
  Investment in software development                                   (117)          (100)
  Purchase of Applion technology                                         --           (368)
  Other                                                                 (68)           110
                                                                 ----------     ----------

      Net cash (used in) investing activities                          (528)          (575)
                                                                 ----------     ----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                150              4
                                                                 ----------     ----------
      Net cash provided by financing activities                         150              4
                                                                 ----------     ----------

Increase (decrease) in cash                                           1,009           (791)
                                                                 ----------     ----------

Cash at beginning of period                                           1,334          1,109
                                                                 ----------     ----------

Cash at end of period                                               $ 2,343        $   318
                                                                 ----------     ----------
                                                                 ----------     ----------
Supplemental disclosure of cash flow information:
  Cash paid during period for income taxes                       $      433     $      166
                                                                 ----------     ----------
                                                                 ----------     ----------


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

2. INVENTORIES. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of:


                                         October 31,              January 31,
                                             1995                   1995
                                         -----------              -----------
                                                     (thousands)
     Raw materials                       $   1,229                 $   1,040
     Work in process                           667                       405
     Finished goods                            665                       466
                                         ---------                 ---------
                                         $   2,561                 $   1,911
                                         ---------                 ---------
                                         ---------                 ---------

3. ACQUISITION OF APPLION. In June 1994, the company acquired substantially all the assets of Applion, a start-up California partnership for $420,000. The operating results of Applion are included in the consolidated statements of income since the date of acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net sales for the third quarter of fiscal 1996 ended October 31, 1995 increased by $670,000 or 19% to $4,215,000 from $3,545,000 in the quarter of fiscal 1995 ended October 31, 1994. For the first nine months of fiscal 1996, net sales were $11,028,000 or 20% higher than net sales of $9,166,000 in the first nine months of fiscal 1995. The increases were due to continued higher shipments of the company's core products brought about by a higher shippable sales backlog at the beginning of each of the quarters this year compared to the same periods last year.

     Cost of sales as a percentage of net sales remained at 39% in this year's second quarter from the same period last year. Cost of sales as a percentage of net sales decreased to 38% in the first nine months of fiscal 1996 compared to 39% in the first nine months of fiscal 1995. The decrease in the first nine months reflect the positive effect of the economies of scale resulting from higher volume production this year compared to last year. In the third quarter, these economies were offset by higher revenues derived from lower margin services.

     Research and development expenses increased by $49,000 to $621,000 in the third quarter this year compared to $572,000 in the same period last year while expenses in the first three quarters of this year increased by $294,000 to $1,623,000 from $1,329,000 in the first nine months of fiscal 1995. The increases in expenses resulted primarily from the higher capitalization of the dynamometer control software development costs last year compared to this year and higher expenses due to additions in personnel this year compared to last year.

     Marketing, general and administrative expenses in the third quarter of fiscal 1996 increased by $240,000 or 21% to $1,357,000 compared to the same period a year ago. Expenses in the first nine months of this year increased by $604,000 to $3,918,000 from $3,3,14,000 last year. As a percentage of sales, however, expenses remained unchanged at 32% in this year's third quarter compared to last year's second quarter, and at 36% in the first nine months of this year from the same period last year. The increases were principally due to higher expenses associated with a major trade show, higher sales expenses and increased legal expenses associated with a strategic alliance formation.

     Net interest income was $32,000 in this year's third quarter compared to $15,000 last year and $95,000 in the first nine months versus $36,000 in the same period last year. Higher interest incomes reflect higher available cash invested in interest-bearing accounts this year compared to the same period last year.

     The effective tax rates computed were 39% for the third quarter and for the first nine months this year compared to 40% for the third quarter and first nine months last year, respectively. The company reviews the tax rate quarterly and could make minor adjustments to reflect changing estimates.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and certificates of deposits increased by $1,009,000 during the nine month period ended October 31, 1995. The primary use of the Company's cash in the first nine months of fiscal 1996 has been the purchase of capital equipment used to equip additional personnel and to fund new software product development.

     Working capital at October 31, 1995 was $5,140,000 compared to $4,190,000 at the beginning of the fiscal year, while the current ratios stood at 3.2 to
1.0 at October 31, 1995 and at 2.8 to 1.0 at January 31, 1995. The Company has a $1,000,000 secured bank line of credit.

     Based on its current operating plan, the Company believes that the liquidity provided by cash generated from operations, its existing cash and short-term investments and the borrowing arrangements described above, will be sufficient to meet the Company's operating and capital requirements for fiscal 1996.

     At October 31, 1995, the Company had no material outstanding commitments to purchase capital equipment. Management believes that inflation has not had a material effect on the Company's operations or financial condition.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Large system orders represent an increasingly large percentage of the Company's sales. Also, sales of such systems have been concentrated in a relatively small number of customers. The Company did not receive a large system order in the first nine months this year while last year, the first nine months sales and orders benefited from receipt of two major system contracts totaling approximately $3.6 million which were delayed from the previous year. Hence, the Company's operating results may fluctuate, especially when measured on a quarterly basis as a result of the timing of receipt of major system orders.

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



                                               DSP TECHNOLOGY INC.
                                             ------------------------------
                                                  (Registrant)



                                             By:  /s/ Jose M. Millares
                                                 --------------------------
                                                       Jose M. Millares
                                                  Chief Financial Officer



Date: November 15, 1995