Form 10-K405
period 1996-01-31
DSP TECHNOLOGY INC
filed 1996-05-15
CIK 773720

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---  ACT OF 1934
     For the Fiscal Year Ended January 31, 1996 or
                               ----------------

     TRANSITION REPORT PURSUANT TO SECTION 14 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934
     For the transition period from           to
                                    ----------  ----------

                        Commission File Number 0-14677

                              DSP TECHNOLOGY INC.
            (Exact name of registrant as specified in its charter)

          CALIFORNIA                                   94-2832651
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

                  48500 KATO ROAD, FREMONT, CALIFORNIA 94538
              (Address of principal executive offices, zip code)

      Registrant's telephone number, including area code: (510) 657-7555

          Securities registered pursuant to Section 12(b) of the Act:
                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:
                        COMMON STOCK, WITHOUT PAR VALUE
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No
                                                ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.     X
                                                 ---

     The aggregate market value of registrant's voting Common Stock held by non-affiliates of the registrant was approximately $9,404,000 (based on the closing sales price of the Company's Common Stock at April 18, 1996 as reported by NASDAQ). Shares of Common Stock held by each officer and director and by each person who owns more than 5% of the Company's Common Stock have been excluded because such persons may be deemed to be affiliates. This is not intended to be a conclusive determination of affiliate status for any other purposes. The number of shares outstanding of the registrant's Common Stock at April 18, 1996 was 2,159,963.

                     DOCUMENTS INCORPORATED BY REFERENCE:

     Information in Part III is incorporated by reference to the Proxy Statement for the Company's 1995 Annual Meeting of Shareholders which is to be filed with the Securities and Exchange Commission before May 24, 1996.

     This report (including exhibits) contains 26 pages. The Index to Exhibits begins on page 21 of this report.

                                 PART I

ITEM 1: BUSINESS

     This report contains forward-looking statements identified by use of the words "expects," "anticipates," "believes," or other similar phrases within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of competition, technological change and other risks detailed from time to time the Company's filings with the Securities and Exchange Commission.

INTRODUCTION

     DSP Technology Inc. (the "Company") was incorporated in California in July 1982 and commenced operations in May 1984. All references in this report to the "Company" refer to DSP Technology Inc. and its wholly-owned subsidiaries.

     The Company designs, develops, manufactures and markets high-speed computer-automated instrumentation for measurement and control applications in three major areas: powertrain testing, vehicle safety and component testing, and general data acquisition and signal analysis. The transportation industry is currently its largest market while the Company continues to market products to aerospace companies, universities and government-funded agencies.

     The Company's products are used by engineers and scientists to gather and measure analog signals generated by transducers and/or detectors which measure physical properties such as temperature, pressure, acceleration and radiation. These products have been used in the transportation industry in applications as diverse as powertrain dynamometer control, automotive combustion research, and vehicle impact testing. Aerospace companies, universities and government-funded agencies, on the other hand, use the Company's products in ultrasonics, chemical kinetics, plasma diagnostics, spectroscopy, fusion research, explosives testing, and vibration analysis.

     In June 1994, the Company acquired substantially all the assets including the technology of Applion, a California partnership, for $420,000 cash. The acquisition supported the Company's corporate strategy to become a leading supplier of high-speed data acquisition and control instrumentation. Applion's products complemented the Company's sales of integrated turnkey systems with what the Company believed will be a higher unit-volume, lower unit-price product line. See "Products--SigLab."

     In February 1995, the Company entered into a strategic alliance agreement with FEV Motorentechnik GmbH & CO KG ("FEV"). The purpose of the alliance is to develop and distribute test instrumentation and control products for the transportation industry. FEV is a privately-held company based in Aachen, Germany, and is a leader in complete engine and powertrain research and development and instrumentation for the transportation industry.

PRODUCTS

     The Company manufactures and markets data acquisition and control products in the form of integrated systems, modules and software. These products are categorized into three application areas: powertrain testing, vehicle safety and component testing, and general data acquisition and signal analysis.

     Powertrain Testing Products:
     ---------------------------

     RedLine Advanced Powertrain Test ("RedLine ADAPT"). RedLine ADAPT performs
     --------------------------------------------------
many inter-related functions in a dynamometer test cell. It provides real-time control over the engine or powertrain under test and the dynamometer used to simulate road, load and driver conditions. It can be integrated with other test-cell instruments or sub-systems. It can modify real-time control on the basis of information about the internal combustion process, emissions, temperatures, pressures and safety conditions. It also offers networking capabilities. All of these features are controlled through a convenient windows-based graphical user interface. The systems sell from $30,000 for a base system up to $500,000 with accessory products, hardware spares, custom software, integration, installation and training.

     RedLine Advanced Combustion Analysis System ("RedLine ACAP"). RedLine ACAP
     ------------------------------------------------------------
is used in the transportation industry for applications involving powertrain development. The system measures both combustion and/or spark events in real-time. The systems range in price from about $30,000 for a base system to over $150,000.

     Test Cell Instrumentation and Accessory Products.  The Company provides
     ------------------------------------------------
various test cell instrumentation and support products as integral parts of RedLine ACAP and RedLine ADAPT installations. These off-the-shelf solutions include the RedLine CONNECT signal interface system, lubricant conditioners and containerized powertrain test cells. It also provides accessory products such as swing boom assemblies, engine mounting stands and portable cooling fans.

     Customer Support Service ("RedLine ASSIST").  RedLine ASSIST is a
     -------------------------------------------
comprehensive after-sale customer support package that includes two-way video linkage between the customer and the Company's support technicians, plus on-line interactive sharing of application software. This combination of product and service assures remote, real-time troubleshooting of customers' systems.

     Vehicle Safety and Component Testing Products.
     ---------------------------------------------

     IMPAX Data Acquisition Systems ("IMPAX").  IMPAX is a system typically used
     ----------------------------------------
in collecting and processing data from full-scale vehicle crash tests, sled simulators and component test stands. In addition, they have been used for investigating lift-off dynamics for TITAN IV launch vehicles. Systems prices range from about $150,000 to $600,000 depending on the configuration.

     General Data Acquisition and Signal Analysis Products.
     -----------------------------------------------------

     SigLab Signal Acquisition Products ("SigLab").  SigLab high-performance
     ---------------------------------------------
signal acquisition products are subsystems for personal computers and workstations in the electro-mechanical device analysis market. SigLab products provide a cost-effective, portable technology for measurement applications like computer hard disk head positioning or acoustic noise suppression systems in automobiles. The products are controlled by and integrated with the MATLAB software from The MathWorks Inc., of Natick, Massachusetts. The products range in price from $ 5,000 for a base 2-channel unit to $21,000 for an 8-channel system with optional software and additional memory.

     Custom Data Acquisition Systems.  The Company, also, designs custom systems
     -------------------------------
for customer-specific measurement or control applications. These systems are configured from the Company's line of modules, such as, signal conditioners, transient recorders, analog-to-digital converters and interface modules. These systems are typically sold to universities, government-funded labs and research and development labs. The typical selling price of a system ranges from about $25,000 to about $300,000 for a complex installation.

CUSTOMERS

     Transportation industry customers use the Company's systems to help improve vehicle performance and durability and reduce fuel consumption and emissions. In addition, they gather and process data from vehicle crash tests, other impact tests, sled simulators and component test stands. The Company's major customers in the transportation market are General Motors ("GM"), Chrysler

Corporation ("Chrysler"), Ford Motor Company ("Ford"), Sverdrup Technology, Hyundai and Morton International.

     University, government-funded laboratories, aerospace and research laboratories (collectively, "Advanced Research") utilize the Company's products in defense and aerospace applications, energy and fusion research and university scientific research. The Company's major customers in the advanced research market include EG&G, Sandia National Laboratories, Martin Marietta Corporation, University of Virginia, and Boeing.

     GM accounted for 11% of net sales in fiscal 1996 while three separate customers accounted for 10% or more of net sales in fiscal 1995 as follows: AVL for 19%, GM for 14% and Ford for 12%. Ford and GM accounted for 16% and 14% of sales in fiscal 1994, respectively. No other customer accounted for 10% or more of the Company's net sales in fiscal years 1996, 1995 or 1994.

MANUFACTURING AND SUPPLIERS

     The Company manufactures its products from components and prefabricated parts such as integrated circuits, printed circuit boards, power supplies, and enclosures manufactured by others. Manufacturing operations consist of assembly of printed circuit boards, power supplies, and crates, system integration and final testing. Materials and components used by the Company in manufacturing are available primarily from domestic sources. Where possible, the Company buys from multiple sources to avoid dependence on any single supplier. However, certain custom analog devices are only available from a limited number of suppliers.

MARKETING AND SALES

     In the United States, the Company primarily sells and services its products through its own sales and service organizations located in Michigan and California. In Canada, Western Europe, Korea and Japan, the Company sells its products through independent distributors through whom the Company provides technical and administrative assistance. In the United Kingdom, the Company operates a sales and customer support subsidiary for its powertrain testing products. The Company's standard terms of sale generally require payment within 30 days of shipment.

     Export sales, primarily to Western Europe, Canada and the Far East, accounted for approximately 18%, 18%, and 10% of sales in 1996, 1995, and 1994, respectively.

     At January 31, 1996 the Company had an order backlog of approximately $4,900,000, compared to a backlog of approximately $5,400,000 at January 31, 1995, and approximately $1,750,000 at January 31, 1994. Backlog consists of orders believed by management to be firm and scheduled for delivery within six months. However, most orders can be rescheduled or canceled by customers without significant penalty. In addition, backlog is dependent on the timing of orders, and on seasonal spending for capital requirements. Accordingly, backlog at January 31, 1996, or at any other date, may not be indicative of prospective sales.

SERVICE AND WARRANTY

     The Company maintains a telephone "hotline" staffed with qualified technicians to respond to service calls. Most servicing is performed at its facilities in Fremont, California and Ann Arbor, Michigan.

     The Company generally extends a one year warranty for its products. Warranty costs have been nominal to date.

RESEARCH AND DEVELOPMENT

     The Company's ability to compete successfully in an industry subject to rapid technological change depends on, among other things, its ability to anticipate and respond to such change. Accordingly, the Company is committed to a high level of research and development activity. The Company incurred expenditures for research and development of $2,250,000 in fiscal 1996, $1,842,000 in fiscal 1995, and $1,362,000 in fiscal 1994, representing 14%, 14%, and 15%, of total sales in each such period. In accordance with the Statement of Financial Accounting Standards No. 86 which requires the capitalization of software development costs incurred subsequent to establishment of the technological feasibility of producing the finished software product, the Company capitalized $322,000, $100,000, and $276,000 in fiscals 1996, 1995 and
1994, respectively.

     There can be no assurance that customers' budgets in the automotive and advanced research markets for data acquisition and control products will continue at present levels or that the Company will be successful in marketing any new product it develops. In addition, there can be no assurance that the Company will be able to develop, manufacture or market additional products as a result of its efforts; that expenditures in addition to those currently anticipated may not be required to complete the research and development or that, if required, financing for these expenditures will be available; that future sales from existing or developed products will be significant; or that any sales will be profitable.

COMPETITION

     Competition, from both U.S. and foreign competitors, is strong and active. Some of these competitors are substantially larger companies with greater resources. Management believes that these companies include AVL located in Graz, Austria, and Sverdrup Technologies.

     The Company competes primarily on the basis of product diversity, features and functions, price/performance, flexibility, and technical support. In addition, the Company believes that an additional competitive factor in the automotive market is its installed base in the United States. The Company believes that it competes favourably with respect to all these factors. Systems integration experience and ability is increasingly a factor in large system orders and the Company believes that it has the personnel and the resources to ably compete in this area.

PROPRIETARY RIGHTS

     The Company relies upon a combination of copyright, trade secret laws and non-disclosure and licensing agreements to establish and maintain its proprietary rights to its products. The laws of certain foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States. Although the Company continues to implement protective measures and intends to defend its proprietary rights, there can be no assurance that these measures will be successful. The Company believes, however, that, because of the rapid pace of technological change in the automated test, measurement and control industries, the legal protections for its products are less significant factors in the Company's success than the knowledge, ability, and experience of the Company's employees, the frequency of product enhancements and the timeliness and quality of support services provided by the Company.

     The Company is subject to the risk of adverse claims and litigation alleging infringement of intellectual property rights. Certain technology used in the Company's products is licensed from third parties on a non-exclusive basis. These license agreements generally require the Company to pay royalties and to fulfill confidentiality obligations in order to maintain the licenses. The termination of any of these licenses may have a material adverse effect on the Company's operations. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of its products or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms.

EMPLOYEES

     The Company had 112 employees at January 31, 1996. Of these employees, 73 worked in manufacturing and engineering, 25 in marketing and sales and 14 in administration. None of the Company's employees is represented by a labor union and there has never been a disruption of operations due to labor dispute.

ITEM 2: PROPERTIES

     The Company's facilities consist of approximately 28,000 square feet of space in Fremont, California and about 13,500 square feet of space in Ann Arbor, Michigan which are leased under operating leases. The Fremont facility lease which expires in October 1998 provides for monthly rent payments of $13,009 during the first year and progressing to $15,146 during the final year. The Ann Arbor facility lease is a seven year lease which expires in January 2000, providing for monthly rent payments starting in January 1993 of $8,551 during the first year and increasing annually until the monthly payments reach $10,257 during the seventh year. The Company is obligated to pay real estate taxes, insurance and maintenance expenses associated with the leased facilities. Management believes that the existing facilities are adequate for the Company's present size.

ITEM 3: LEGAL PROCEEDINGS

     Not applicable.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended January 31, 1996.


                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     The Company's Common Stock is currently traded on the NASDAQ Market under the symbol DSPT. The following table sets forth, for the periods indicated, the high and low closing sales prices of the Common Stock as reported by NASDAQ.


                    Year ended January 31, 1996   Year ended January 31, 1995
                    ---------------------------   ---------------------------
                          High          Low             High         Low
                          ----          ---             ----         ---

First Quarter           $6-7/8       $    5           $4-3/8      $    3
Second Quarter           7-5/8        5-3/4            4-1/4       3-1/8
Third Quarter            7-7/8            6            4-3/8       3-1/8
Fourth Quarter           7-1/2            6                6       3-1/2

HOLDERS

     The approximate number of holders of record of the Company's Common Stock at April 24, 1996 was 125. The Company believes that these recordholders hold beneficially for more than 500 shareholders.

DIVIDEND POLICY

     The Company has not paid dividends on its common stock. The Board of Directors intends to retain earnings for the foreseeable future for the Company's business.

ITEM 6: SELECTED FINANCIAL DATA

     The following table presents selected historical financial data for the Company derived from the audited financial statements of the Company and should be read in conjunction with Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and respective Notes thereto, included elsewhere in this report.

                              DSP Technology Inc.
                   (In thousands, except per share amounts)


                                               1996      1995      1994      1993     1992
                                               ----      ----      ----      ----     ----
Operating Results Data (for the year):
- --------------------------------------

  Net sales                                 $15,538   $12,977    $9,180   $11,041   $8,226
  Net income                                  1,277       874       250       921      831
  Net income per common share                   .55       .40       .12       .43      .40

Balance Sheet Data (at year end):
- ---------------------------------

  Working capital                           $ 5,472   $ 4,190    $3,644   $ 3,574   $2,775
  Total assets                               10,294     8,744     6,774     6,671    5,937
  Long-term obligations                          --        --        --        --       --
  Shareholders' equity                        7,698     6,268     5,390     5,090    4,134

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following table sets forth, for the indicated periods, the percentages that certain items in the Consolidated Statements of Income bear to net sales. The table and subsequent discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report.


                                            Year ended January 31,
                                           -------------------------
                                            1996      1995     1994
                                            ----      ----     ----

Net sales                                   100%      100%     100%
Cost of sales                                 40       40       44
Research and development                      14       14       15
Marketing, general and administrative         33       35       37
Operating income                              13       11        4
Net income                                     8        7        3

     Net sales increased by 20% to $15,538,000 in 1996 and by 41% to $12,977,000
in 1995. The increases in 1996 and 1995 were principally due to continued higher shipments of the Company's RedLine products.

     Cost of sales as a percentage of net sales were 40%, 40%, and 44% in 1996, 1995 and 1994, respectively. In 1996, further positive benefits from economies of scale were offset by higher volume of lower-margin products and services. In 1995, the lower cost of sales percentage reflected the positive effect of a higher margin product mix and economies of scale resulting from higher volume production.

     Research and development expenses increased by $408,000 to $2,250,000 in 1996 and by $480,000 to $1,842,000 in 1995. As a percentage of net sales, research and development expenses were 14%, 14%, and 15% in 1996, 1995 and 1994. The increases in expenses in both 1996 and 1995 were attributable to personnel additions. In addition, for 1995, the higher amortization of RedLine products' software development costs in 1995 more than offset lower capitalization of RedLine ADAPT software development costs, contributing to the increase.

     Marketing, general and administrative expenses increased by 13% to $5,145,000 (or 33% of net sales) in 1996 from $4,558,000 (or 35% of net sales)
in 1995 from $3,432,000 (or 37% of net sales) in 1994. The increase in 1996 was primarily due to higher expenses associated with a major trade show, higher sales expenses and increased legal expenses associated with strategic alliance and acquisition negotiation activities. In 1995, the higher expenses were principally a result of higher marketing and administrative expenses for technical and marketing support personnel at the Transportation Group, higher selling expenses associated with increased revenues, higher legal expenses in connection with various matters, and higher trade show expenses.

     Net interest income increased to $136,000 in 1996 after decreasing to $41,000 in 1995 from $69,000 in 1994. The increase this year was due to higher available cash balances invested in higher-yielding interest-bearing accounts this year compared to 1995. The decrease in 1995 reflected lower cash balances invested in interest bearing accounts with continued lower interest rates due to market conditions.

     The effective tax rate was approximately 39% in 1996, 40% in 1995, and 37% in 1994.

     As a result of the factors discussed above, net income increased to $1,277,000, or $.55 per share in 1996 compared to $874,000, or $.40 per share in 1995, and net income of $250,000, or $.12 per share, in 1994.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Large system orders, when they occur, represent a large percentage of the Company's revenues. Also, sales of such systems have been concentrated in a relatively small number of customers. The Company did not receive a large system order in 1996, while in 1995, the Company's revenues and orders benefited from receipt of two major system contracts totaling about $3.6 million. Hence, the Company's operating results may fluctuate, especially when measured on a quarterly basis, as a result of the timing of receipt of major system orders.

     The Company's future operating results are also dependent upon a number of factors, including: its ability to achieve and continue market acceptance of current and new products; the mix of products sold; uncertainties relative to general market conditions and conditions in the automotive industry, including capital budgets; the Company's ability to withstand competition, particularly from several companies that are much larger in size than the Company; the Company's ability to penetrate foreign markets; the Company's ability to attract and retain key technical and sales personnel; natural disasters, particularly earthquakes which may strike the California area where the Company's headquarters and manufacturing facility are located; and availability and cost of components for its products. The Company believes that its growth is dependent on the ability to perform system integration for customers and it is developing expertise in this area.

     Because of the foregoing factors, as well as other factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased by $1,282,000 to $5,472,000 at January 31, 1996 from $4,190,000 at January 31, 1995, while the current ratio increased to 3.2 to
1.0 from 2.8 to 1.0. In 1996, cash and cash equivalents increased to $1,816,000 from $1,334,000 primarily due to $1,417,000 provided by operating activities, offset primarily by $521,000 used for capital expenditures and $322,000 investment in software development. At January 31, 1996, the Company had a $1,000,000 secured bank line of credit.

     The Company's management believes that cash and cash equivalents, funds from operations and funds available under its bank line of credit will be sufficient to satisfy its anticipated requirements in 1996. At January 31, 1996, the Company had no material outstanding commitments to purchase capital equipment.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  Index to Consolidated Financial Statements


DSP TECHNOLOGY INC. AND SUBSIDIARIES                                  Page
                                                                      ----
     Report of Independent Certified Public Accountants                10

     Consolidated Balance Sheets                                       11

     Consolidated Statements of Income                                 12

     Consolidated Statement of Shareholders' Equity                    13

     Consolidated Statements of Cash Flows                             14

     Notes to Consolidated Financial Statements                        15

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Shareholders of DSP Technology Inc.:

     We have audited the accompanying consolidated balance sheets of DSP Technology Inc. and subsidiaries as of January 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended January 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DSP Technology Inc. and subsidiaries as of January 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended January 31, 1996, in conformity with generally accepted accounting principles.



GRANT THORNTON LLP
San Jose, California
March 22, 1996

                     DSP TECHNOLOGY INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)


                                                                                 January 31,
                                                                          -----------------------
                                                                             1996            1995
                                                                             ----            ----
ASSETS
Current assets:
   Cash and cash equivalents                                              $ 1,816          $1,334
   Certificates of deposit                                                    199              --
   Accounts receivable, net of allowance for doubtful
    accounts of $50 in 1996 and 1995                                        3,302           3,003
   Inventories                                                              2,195           1,807
   Deferred income taxes                                                      257             257
   Prepaid expenses and other                                                 155             120
                                                                          -------          ------
      Total current assets                                                  7,924           6,521
Property and equipment, net                                                 1,044             972
Cost in excess of net assets of acquired business, net of
 accumulated amortization of $482 in 1996 and $440
 in 1995                                                                      403             445
Other assets                                                                  923             806
                                                                          -------          ------
                                                                          $10,294          $8,744
                                                                          =======          ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $   459          $  562
   Accrued liabilities                                                      1,371           1,399
   Income taxes payable                                                       622             370
                                                                          -------          ------
      Total current liabilities                                             2,452           2,331

Deferred income taxes                                                         144             145
Commitments                                                                    --              --
Shareholders' equity:
   Preferred stock; 2,500,000 shares authorized;
    none issued                                                                --              --
   Common stock; 25,000,000 shares authorized; shares
    issued and outstanding: 2,154,463 in 1996 and
    2,109,465 in 1995                                                       2,920           2,767
   Retained earnings                                                        4,778           3,501
                                                                          -------          ------
      Total shareholders' equity                                            7,698           6,268
                                                                          -------          ------
                                                                          $10,294          $8,744
                                                                          =======          ======

The accompanying notes are an integral part of these financial statements.

                     DSP TECHNOLOGY INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)


                                                Year ended January 31,
                                              ---------------------------
                                                 1996      1995      1994
                                              -------   -------   -------

Net sales                                     $15,538   $12,977    $9,180
Cost of sales                                   6,187     5,161     4,060
                                              -------   -------    ------
   Gross profit                                 9,351     7,816     5,120
Operating expenses:
   Research and development                     2,250     1,842     1,362
   Marketing, general and administrative        5,145     4,558     3,432
                                              -------   -------    ------
                                                7,395     6,400     4,794
                                              -------   -------    ------
   Operating income                             1,956     1,416       326
Interest income                                   136        41        69
                                              -------   -------    ------
   Income before income taxes                   2,092     1,457       395
Income taxes                                      815       583       145
                                              -------   -------    ------
   Net income                                 $ 1,277   $   874    $  250
                                              =======   =======    ======

Net income per common and common
 equivalent share                                $.55      $.40      $.12
                                              =======   =======    ======

Weighted average common and common
 equivalent shares outstanding                  2,331     2,189     2,163
                                              =======   =======    ======

The accompanying notes are an integral part of these financial statements.

                     DSP TECHNOLOGY INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                (In Thousands)



                                   Common stock                    Total
                                 ---------------    Retained   shareholders'
                                 Shares   Amount    earnings      equity
                                 ------   ------    --------      ------

Balance at January 31, 1993       2,057   $2,713     $2,377       $5,090
 Exercise of stock options           50       50                      50
 Net income                                             250          250
                                  -----   ------     ------       ------
Balance at January 31, 1994       2,107   $2,763     $2,627       $5,390
Exercise of stock options             2        4                       4
 Net income                                             874          874
                                  -----   ------     ------       ------
Balance at January 31, 1995       2,109   $2,767     $3,501       $6,268
 Exercise of stock options           45      153                     153
 Net income                                           1,277        1,277
                                  -----   ------     ------       ------
Balance at January 31, 1996       2,154   $2,920     $4,778       $7,698
                                  =====   ======     ======       ======

   The accompanying notes are an integral part of this financial statement.

                     DSP TECHNOLOGY INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)


                                                                 Year ended January 31,
                                                              -----------------------------
                                                                1996       1995       1994
                                                              -------    -------    -------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
  Net income                                                  $ 1,277    $   874     $  250
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                 741        662        489
Changes in operating assets and liabilities:
      Accounts receivable                                        (299)    (1,176)       961
      Inventories                                                (388)      (682)        (3)
      Deferred income taxes, net                                   --       (133)       115
      Prepaid expenses and other                                  (35)       488       (128)
      Accounts payables                                          (103)       194        (89)
      Accrued liabilities                                         (28)       689       (388)
      Income taxes payable                                        252        254         90
                                                              -------    -------     ------

        Net cash provided by operating activities               1,417      1,170      1,297
                                                              -------    -------     ------
Cash flows from investing activities:
  Purchases of property and equipment                            (521)      (474)      (646)
  (Purchases) redemptions of certificates of deposit, net        (199)        --         99
  Investment in software development                             (322)      (100)      (276)
  Purchase of Applion technology                                   --       (368)        --
  Other                                                           (46)        (7)       (81)
                                                              -------    -------     ------

        Net cash used in investing activities                  (1,088)      (949)      (904)
                                                              -------    -------     ------

Cash flows from financing activities:
  Proceeds from issuance of common stock                          153          4         50
                                                              -------    -------     ------

Increase in cash and cash equivalents                             482        225        443

Cash and cash equivalents at beginning of period                1,334      1,109         66
                                                              -------    -------     ------

Cash and cash equivalents at end of period                    $ 1,816    $ 1,334     $1,109
                                                              =======    =======     ======

Supplemental disclosure of cash flow information:
          Cash paid during year for income taxes              $   433    $     2     $  173
                                                              =======    =======     ======
          Cash paid during year for interest                  $    12    $     5     $    2
                                                              =======    =======     ======

     The accompanying notes are an integral part of these financial statements.

                     DSP TECHNOLOGY INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business. The Company is engaged in a single business consisting of the design, manufacture, marketing and maintenance of high-speed, computer-automated measurement and control systems for the worldwide automotive powertrain, vehicle safety and advanced research and development markets. The Company's principal markets are in the United States.

     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market.

     Property and Equipment. Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the assets (three to seven years) or the lease term if shorter.

     Intangible Assets. Cost in excess of net assets (goodwill) is amortized on a straight line basis over 25 years. The company evaluates the realizability of goodwill periodicallly by comparing the carrying value to the undiscounted future cash flows of the related assets. Purchased technology, is included in other assets and amortized over five years. Effective February 1, 1996, impairments will be recognized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," if applicable.

     Research and Development. Expenditures for research and development are expensed as incurred, except for certain costs incurred in developing computer software to be sold, which have been capitalized in accordance with the provisions of SFAS Statement No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." Such costs are capitalized once technological feasibility of the product has been established. Capitalized software costs aggregated $322,000, $100,000 and $276,000 for the years ended January 31, 1996, 1995 and 1994, respectively. Capitalized software is included in other assets and is being amortized over the life of the product on a straight-line basis. The Company evaluates the realizability of capitalized software on an ongoing basis relying on a number of factors including operating results, business plans, market trends and product development cycles.

     Income Taxes. The Company accounts for deferred income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when the differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

     Net Income Per Share. Net income per common share is computed by dividing net income by the weighted average number of outstanding common shares and dilutive common stock equivalent shares. Common stock equivalents consist of stock options.

     Cash and Cash Equivalents. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. These instruments are recorded at their carrying values which approximate fair values because of their short maturity.

     Using Estimates. In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B - ACQUISITION OF APPLION

     In June 1994, the Company purchased substantially all the assets of Applion, a start-up California partnership, for cash of 420,000. The fair value of assets acquired included $378,000 in purchased technology and other intangibles and $42,000 in tangible assets. Applion products are sub-systems for personal computers and workstations in the electromechanical device analysis market. The operating results of Applion are included in the consolidated statements of income since the date of acquisition and have not been material to consolidated operations. See Note I.

NOTE C - INVENTORIES

     Inventories consist of:

                                               January 31,
                                             ---------------
                                              1996     1995
                                             ------   ------
                                               (Thousands)

     Raw materials                           $1,247   $  975
     Work-in-process                            492      440
     Finished goods                             456      392
                                             ------   ------
                                             $2,195   $1,807
                                             ======   ======

NOTE D - PROPERTY AND EQUIPMENT

     Property and equipment consist of:

                                                 January 31,
                                             -------------------
                                               1996        1995
                                             -------     -------
                                                 (Thousands)
     Machinery and equipment                 $   682     $   648
     Office furniture                          1,355       1,196
     Computer equipment                        1,452       1,124
                                             -------      ------
                                               3,489       2,968
     Accumulated depreciation and
      amortization                            (2,445)     (1,996)
                                             -------      ------
                                             $ 1,044      $  972
                                             =======      ======

NOTE E - OTHER ASSETS

     Other assets consist of:


                                                                     January 31,
                                                                    -------------
                                                                    1996     1995
                                                                    ----     ----
                                                                     (Thousands)
     Capitalized software, net of amortization of
      $331 in 1996 and $155 in 1995                                 $570     $424
     Purchased technology, net of amortization of $117 in
      1996 and $43 in 1995                                           251      325
     Other                                                           102       57
                                                                    ----     ----
                                                                    $923     $806
                                                                    ====     ====

NOTE F - BANK LINE OF CREDIT

     At January 31, 1996, the Company has a $1,000,000 line of credit with a bank renewable annually in May. Under the provisions of the line of credit agreement, the Company may borrow amounts up to $1,000,000 at the bank's prime rate of interest (8.25% at January 31, 1996). Borrowings are collaterized by all unencumbered assets of the Company and the Company must maintain certain financial ratios and be profitable on an annual basis. There was no outstanding balance at January 31, 1996 and at January 31, 1995. Maximum balances outstanding were $460,000 in fiscal 1996, and $330,000 in fiscal 1995. The weighted average amounts outstanding were $139,000 and $68,000 during 1996 and 1995, respectively. Funds were borrowed at a weighted average interest rate of 8.9% and 7.7% during 1996 and 1995, respectively.


NOTE G - ACCRUED LIABILITIES
     Accrued liabilities consist of:

                                                    January 31,
                                                 ----------------
                                                  1996      1995
                                                 ------    ------
                                                    (Thousands)
     Employee compensation and benefits          $  781    $  838
     Commissions                                     86       110
     Other                                          504       451
                                                 ------    ------
                                                 $1,371    $1,399
                                                 ======    ======

NOTE H - INCOME TAXES
     Income tax expense consists of:

                                            Year ended January 31,
                                            ----------------------
                                            1995     1994     1993
                                            ----     ----     ----
                                                 (Thousands)
     Currently payable:
      Federal income taxes                  $575    $ 548      $15
      State income taxes                     182      153       15
      Foreign Taxes                           58       15       --
                                            ----    -----      ---
                                             815      716       30
     Deferred:
      Federal income taxes                    --     (111)     115
      State income taxes                      --      (22)      --
                                            ----    -----     ----
                                              --     (133)     115
                                            ----    -----     ----
                                            $815    $ 583     $145
                                            ====    =====     ====

     The difference between income tax rates computed by applying the Federal statutory income tax rate to income before income taxes and the actual effective tax rate is reconciled as follows:


                                            Year ended January 31,
                                            ----------------------
                                            1996     1995     1994
                                            ----     ----     ----
     Federal statutory rate                 34.0%    34.0%    34.0%
     Goodwill                                 .7      1.0      3.6
     State income taxes                      5.7      6.9      5.8
     Research and development credits       (1.8)      --     (7.5)
     Other                                    .3     (1.9)     (.8)
                                            ----     ----     ----
      Effective tax rate                    38.9%    40.0%    36.7%
                                            ====     ====     ====

     At January 31, 1996 and 1995, respectively, the major components of deferred tax assets are: inventory reserves and cost capitalization - $ 129,000 and $ 132,000; receivable and warranty reserves - $ 36,000 and $ 47,000; accrued compensation-$87,000 and $67,000; and state taxes-$ 26,000 and $46,000. The major item in non-current deferred tax liabilities is research and development expenses of $186,000 at January 31, 1996 and $149,000 at January 31, 1995.

NOTE I - STOCK OPTION PLANS

     Under the Company's stock option plans, options for shares of the Company's common stock have been issued to key personnel and outside directors. Options outstanding include options from the 1991 stock option plan (the "1991 Option Plan"), the 1991 outside directors stock option plan (the "1991 Directors Option Plan") and the 1985 stock option plans, which have since been terminated.

     The 1991 Option Plan provides for the granting of incentive and non-statutory options to employees (including officers and directors who are employees) to purchase common stock at purchase prices of not less than the fair market value of the common stock on the date of grant or at 110% of the fair market value for those holding more than 10% of the Company's outstanding common stock. The share reserve for the 1991 Option Plan includes 210,000, 80,000 and 100,000 of newly reserved Common Stock added in fiscal years 1996, 1995 and 1994, respectively, as well as unused optioned shares of Common Stock previously reserved for issuance under the 1985 stock option plans.

     The 1991 Directors Option Plan has 75,000 reserved Common Stock shares which includes 25,000 shares of newly reserved Common Stock added in fiscal 1995. It provides for the granting of nonqualified stock options to directors of the Company who are not employees of the Company.

     All options have five or ten year terms and are exercisable in cumulative annual installments of one-third beginning one year after the grant date. Stock option activity for the three years ended January 31, 1996 is summarized as follows:


                                                                  Options Outstanding
                                                          ---------------------------------
                                               Options    Number       Price
                                              Available     of          per       Aggregate
                                              for Grant   Shares       Share        Price
                                              ---------   ------   -------------  ---------
                                                  (Thousands, except per share amounts)
Balance at January 31, 1993                       106       304      .813- 5.500      967
 Reserved                                         100
 Granted                                         (106)      106     2.625- 5.625      360
 Exercised                                         --       (50)           1.000      (50)
 Canceled                                          18       (18)    3.125- 5.250      (83)
                                                 ----       ---    -------------   ------
Balance at January 31, 1994                       118       342      .813- 5.625    1,194
 Reserved                                         105
 Granted                                         (134)      134     3.500- 5.313      466
 Exercised                                         --        (2)    1.313- 2.875       (4)
 Canceled                                          22       (22)    1.313- 5.125      (82)
                                                 ----       ---    -------------   ------
Balance at January 31, 1995                       111       452      .813- 5.625    1,574
 Reserved                                         210
 Granted                                         (165)      165     5.063- 7.750    1,052
 Exercised                                         --       (45)    2.875- 4.875     (153)
 Canceled                                          17       (17)    3.000- 7.750      (95)
                                                 ----       ---    -------------   ------

Balance at January 31, 1996                       173       555      .813- 7.750    2,378
                                                 ====       ---    -------------   ------

Exercisable at January 31, 1996                             271    $ .813- 5.625   $  965
                                                            ===    =============   ======
Exercisable at January 31, 1995                             216    $ .813- 5.500   $  732
                                                            ===    =============   ======

     There are no other stock options outstanding under this plan. In connection with the Applion acquisition (Note B), employment agreements with the former principals of Applion contain options for the purchase, at market value, of up to 210,000 shares of common stock.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." Companies are required to adopt the provisions of SFAS No. 123 for fiscal years beginning after December 15, 1995. The Company has not yet adopted the new rules and, upon adoption next year, presently intends to continue to continue to measure compensation using APB Opinion No. 25, "Accounting for Stock Issued to Employees."

NOTE J - COMMITMENTS

     Leases. The Company leases its facilities in Fremont, California and Ann Arbor, Michigan under operating leases which expire in October 1998 and January 2000, respectively. The Fremont facility lease provides for monthly rent payments starting in November 1993 of $13,009 during the first year, $14,721 during the second and third years and $15,146 during the fourth and fifth years. The Ann Arbor facility lease is a seven year lease with monthly rent payments starting in January 1993 of $8,551 during the first year and increasing annually until the monthly payments reach $10,257 during the seventh year. Rental expenses were $286,000 in 1996, $267,000 in 1995, and $247,000 in 1994.

     Future minimum rental commitments for all leases with initial non-cancelable lease terms of more than one year are $295,000 in 1997, $298,000 in 1998, $256,000 in 1999 and $118,000 in 2000.

NOTE K - MAJOR CUSTOMERS

One customer accounted for 11% of net sales for 1996. Three separate customers accounted for 10% or more of net sales in 1995 as follows: 19%, 14% and 12%. Net sales to two separate customers represented approximately 16% and 14% of net sales in 1994. In 1996, 1995 and 1994 foreign sales, primarily to Western Europe, Canada and the Far East, accounted for approximately 18%, 18% and 10% of net sales, respectively.

NOTE L - EMPLOYEE BENEFIT PLAN

The Company has established the DSP Technology Inc. 401(k) Profit Sharing Plan covering substantially all employees of the Company who have at least six months of service and are at least twenty-one years of age. The amount participants may voluntarily contribute in any year is established by law and jubject to cost of living adjustments. The Company has the option to make matching contributions on a year to year basis. Contributions to the plan by the Company in 1996, 1995, and 1994 aggregated $46,000, $28,000 and none, respectively.

- --------------------------------------------------------------------------------

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable


                                   PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS

     Information contained in Registrant's Proxy Statement for its 1996 Annual Meeting of Shareholders under the captions, "ELECTION OF DIRECTORS" and "Executive Officers of the Company," is hereby incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION

     Information contained in Registrant's Proxy Statement for its 1996 Annual Meeting of Shareholders under the caption, "EXECUTIVE COMPENSATION AND OTHER MATTERS" is hereby incorporated herein by reference.

ITEM 12:  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND   MANAGEMENT

     Information contained in Registrant's Proxy Statement for its 1996 Annual Meeting of Shareholders under the caption, " GENERAL INFORMATION---Stock Ownership of Certain Beneficial Owners and Management" is hereby incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS
     The financial statements required in accordance with this Item have been filed as part of this Report under Part II, Item 8.

(A)(2) FINANCIAL STATEMENT SCHEDULES
     The following financial statement schedule has been filed as part of this
Report:


Schedule      Description                            Page No.
- --------      -----------                            --------

              Auditors' Report on Schedule              23

II            Valuation and Qualifying Accounts         24

     Financial statement schedules not listed above have been omitted because the information required to be set forth herein is inapplicable or is shown in the Consolidated Financial Statements or Notes thereto.

(A)(3) EXHIBITS
     The following exhibits are filed or incorporated by reference as part of this Report:


Ex. No.                                   Description
- -------       ----------------------------------------------------------------------
 3.1          Restated Articles of Incorporation (1)

 3.2          Amendment to Restated Articles of Incorporation (2)

 3.3          Amended and Restated By-laws (4)

 3.4          Form of Indemnity Agreement (4)

 3.5          Certificate of Amendment of Articles of Incorporation on September 28,
              1988 (4)

10.39         Profit Sharing Plan Employees' Retirement Trust (3) **

10.40         Non-Qualified Unfunded Deferred Compensation Plan (3)  **

10.51         1991 Directors Stock Option Plan, as amended **

10.52         Form of 1991 Directors Stock Option Plan Agreement  (5) **

10.53         1991 Stock Option Plan , as amended**

10.54         Form of 1991 Stock Option Plan Agreement (5) **

10.55         Lease Agreement dated July 15, 1992 between Varsity Drive Company Inc.
              and DSP Technology Inc. (6)

10.56         Lease Agreement dated August 2, 1993 between Minos Management Company and DSP Technology Inc.(7)

22.1          Subsidiaries of Registrant

23.1          Consent of independent Certified Public Accountants (to
              incorporate report on consolidated financial statements into
              Company's Form S-8 Registration
              Statements)
- -------------------------------------

**        Compensatory plan or arrangement.

(1)       Incorporated by reference to the corresponding Exhibit filed as part of the
          Company's Registration Statement on Form S-1 (File No. 2-99364) on August
          1, 1985.

(2)       Incorporated by reference to the corresponding Exhibit filed as part of
          Amendment No. 1 to the Company's Registration Statement Form S-1 (File No.
          2-99364) on November 5, 1985.

(3)       Incorporated by reference to the corresponding Exhibit filed as part of the
          Company's Annual Report on Form 10-K (File No. 0-14677) on April 24, 1987.

(4)       Incorporated by reference to the corresponding Exhibit filed as part of the
          Company's Annual Report on Form 10-K (File No. 0-14677) on April 14, 1989.

(5)       Incorporated by reference to the corresponding Exhibit filed as part of the
          Company's Annual Report on Form 10-K (File No. 0-14677) on April 27, 1992.

(6)       Incorporated by reference to the corresponding Exhibit filed as part of the
          Company's Annual Report on Form 10-K (File No. 0-14677) on April 27, 1993.

(7)       Incorporated by reference to the corresponding Exhibit filed as part of the
          Company's Annual Report on Form 10-K (File No 0-14677) on April 22, 1994.

(b)  REPORTS ON FORM 8-K

          None.

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE





To the Board of Directors and Shareholders of DSP Technology Inc.:

In connection with our audits of the consolidated financial statements of DSP Technology Inc. and subsidiary companies referred to in our report dated March 22, 1996, which is included in Part II of this form, we have also audited
Schedule II for each of the three years in the period ended January 31, 1996. In our opinion, this schedule presents fairly the information required to be set forth therein.

GRANT THORNTON LLP

San Jose, California
March 22, 1996

                                                                     Schedule II

                              DSP TECHNOLOGY Inc.
                       Valuation and Qualifying Accounts
                                  (Thousands)


                                                          Additions
                                            Balance at   Charged to                  Balance at
                                            Beginning     Costs and                    at End
                                             of Year      Expenses     Deductions     of Year
                                            ----------   -----------   -----------   ----------

Allowance for doubtful accounts:

     Year ended:

     January 31, 1994.................           50           35          35 (1)           50
     January 31, 1995.................           50          (18)         18 (1)           50
     January 31, 1996.................           50            0           0 (1)           50

Reserve for inventory obsolescence:

     Year ended:

     January 31, 1994.................          155           30         (30)             155
     January 31, 1995.................          155          100         (11)             244
     January 31, 1996.................          244           71         (24)             291

(1)  Uncollectible accounts written off, net of recoveries

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of May 1996.

                                       DSP TECHNOLOGY INC.



                                       By /s/ Jose M. Millares
                                          --------------------
                                          JOSE M. MILLARES
                                          Chief Financial Officer

                               POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints F. Gil Troutman, Jr. and Jose M. Millares, Jr., or either of them, his attorneys-in-fact, each with power of substitution, for him in any and all capacities, to sign this Annual Report on Form 10-K, and any amendments thereto, and to file the same, with Exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

      Signatures             Title                                Date
      ----------             -----                                ----
/s/ Howard O. Painter, Jr.   Chairman of the Board                April 30, 1996
- --------------------------
Howard O. Painter, Jr.



/s/ F. Gil Troutman, Jr.     Director, Chief Executive Officer    April 30, 1996
- --------------------------   and President (Principal Executive
F. Gil Troutman, Jr.         Officer)



/s/ Jose M. Millares         Vice President, Finance              April 30, 1996
- --------------------         (Principal Financial
Jose M. Millares             and Accounting Officer
                             and Secretary)



/s/ J. Scott Kamsler         Director                             April 30, 1996
- --------------------
J. Scott Kamsler



/s/ Michael A. Ford          Director                             April 30, 1996
- -------------------
Michael A. Ford