Form 10-Q
period 1996-04-30
DSP TECHNOLOGY INC
filed 1996-06-14
CIK 773720

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

   X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
 -----  Exchange Act of 1934

        For the quarterly period ended APRIL 30, 1996 OR

        Transition report pursuant to Section 13 or 15(d) of the Securities
- -----   Exchange Act of 1934

        For the transition period from____________________ to _____________


Commission File Number                             0-14677
                      _____________________________________________________

                                   DSP TECHNOLOGY INC.
___________________________________________________________________________
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                                       94-2832651
___________________________________               _________________________
(State or other jurisdiction of                           I.R.S. Employer
 incorporation or organization)                        Identification Number

 48500 KATO RD., FREMONT, CA                                 94538
________________________________________          _________________________
(Address of principal executive offices)               (Zip Code)

                                (510) 657-7555
____________________________________________________________________________
              (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES     X        NO
                           _________        _________

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                       YES              NO
                           _________        _________

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate number of shares outstanding of each of the issuer's classes of common stock, at the latest practical daae:

          CLASS          OUTSTANDING AS OF JUNE 12, 1996
          -----          -------------------------------
          Common Stock            2,160,963

                      DSP TECHNOLOGY INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                   FORM 10-Q


                                                            Page
                                                            ----
PART I.        FINANCIAL INFORMATION

Item 1.  Financial Statements:

     Consolidated Balance Sheets -
          April 30, 1996 and January 31, 1996                3

     Consolidated Statements of Income -
          Three months ended April 30, 1996 and 1995         4

     Consolidated Statements of Cash Flows -
          Three months ended April 30, 1996 and 1995         5

     Notes to Consolidated Financial Statements              6

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations      7


PART II.       OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.                   8

         Signatures                                          9

                      DSP TECHNOLOGY INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                             April 30,   January 31,
                                               1996         1996
                                            -----------  -----------
ASSETS                                            (Unaudited)

Current assets:
  Cash and cash equivalents                    $ 1,434        $1,816
  Certificates of deposit                           99           199
 Accounts receivable                             3,456         3,302
  Inventories                                    2,126         2,195
  Deferred income taxes                            257           257
  Prepaid expenses                                 183           155
                                               -------        ------
   Total current assets                          7,555         7,924

Property and equipment                           1,229         1,044
Cost in excess of net assets of acquired
 business                                          392           403
Other assets                                     1,112           923
                                               -------        ------
                                               $10,288       $10,294
                                               -------       -------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

        Accounts payable                          $   432  $   459
        Accrued liabilities                         1,263    1,371
        Income taxes payable                          543      622
                                                  -------  -------
           Total current liabilities                2,238    2,452

Deferred income taxes                                 145      144
Commitments and contingencies                          --       --

Shareholders' equity:
Preferred stock.  Authorized 2,500,000 shares;
 none issued                                           --       --
Common stock.  25,000,000 shares authorized;
 shares issued and outstanding: 2,159,963 at
 April 30 and 2,154,463 at January 31               2,926    2,920
Retained earnings                                   4,979    4,778
                                                  -------  -------
                                                  $10,288  $10,294
                                                  -------  -------


    The accompanying notes are an integral part of these financial statements.

                     DSP TECHNOLOGY INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                         Three months ended
                                              April 30,
                                         ------------------
                                             1996    1995
                                           ------  ------
Net sales                                  $3,775  $3,211
Cost of sales                               1,538   1,238
                                           ------  ------
  Gross profit                              2,237   1,973
Operating expenses:
  Research and development                    496     457
  Marketing, general and administrative     1,475   1,270
                                           ------  ------
                                            1,971   1,727
                                           ------  ------
  Operating income                            266     246
Interest income                                42      32
                                           ------  ------
  Income before income taxes                  308     278
Income taxes                                  107     105
                                           ------  ------
 Net income                                $  201  $  173
                                           ======  ======

Net income per common and common
   equivalent share                          $.09    $.08
                                           ======  ======

Weighted average common and common
 equivalent shares outstanding              2,315   2,288
                                           ======  ======






   The accompanying notes are an integral part of these financial statements.

                      DSP TECHNOLOGY INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Thousands)

                                                                         Three months ended
                                                                              April 30,
                                                                         -------------------
                                                                       1996             1995
                                                                       ----             ----
                                                                             (Unaudited)
Cash flows from operating activities:
  Net income                                                             $  201       $  173
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                           183           93
    Changes in current assets and liabilities:
     Accounts receivable                                                   (154)       1,279
     Inventories                                                             69         (139)
     Prepaid expenses and other                                             (28)          16
     Accounts payables                                                      (27)         (28)
     Accrued liabilities                                                   (108)         (26)
     Income taxes payable                                                   (79)        (242)
                                                                         ------       ------

      Net cash provided by (used in) operating activities                    57        1,126
                                                                         ------       ------

Cash flows from investing activities:
  Purchases of property and equipment                                      (295)        (129)
  (Purchases) redemptions of certificates of deposit, net                   100           --
  Investment in software development                                       (175)
  Other                                                                     (75)         152
                                                                         ------       ------

      Net cash provided by (used in) investing activities                  (445)          23
                                                                         ------       ------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                      6           51

Increase (decrease) in cash                                                (382)       1,200
                                                                         ------       ------

Cash at beginning of period                                               1,816        1,334
                                                                         ------       ------

Cash at end of period                                                    $1,434       $2,534
                                                                         ======       ======

Supplemental disclosure of cash flow information:
  Cash paid during period for income taxes                               $  175       $  345
                                                                         ======       ======


  The accompanying notes are an integral part of these financial statements.

                     DSP TECHNOLOGY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   Basis of Presentation.
     ----------------------

     The accompanying consolidated financial statements have been prepared, without audit, in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all the disclosures that would be presented in the Company's Annual Report on Form 10-K. The financial statements should be read in conjunction with the Company's January 31, 1996 financial statements and accompanying notes thereto.

     The information furnished reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim period. The results of operations for the periods presented are not necessarily indicative of results to be expected for the full year.

2.   Inventories.  Inventories are stated at the lower of cost (first-in, first-
     ------------
     out) or market. Inventories consist of:


                   April 30,  January 31,
                     1996        1996
                   ---------  -----------
                         (thousands)
Raw materials         $1,265       $1,247
Work in process          414          492
Finished goods           447          456
                      ------       ------
                      $2,126       $2,195
                      ======       ======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- -------------------------------------------------------------------------------
OF OPERATIONS
- -------------

Results of Operations
- ---------------------

     Net sales for the first quarter of fiscal 1997 (three months ended April 30, 1996) increased by 18% to $3,775,000 from $3,211,000 in the first quarter of fiscal 1996 (three months ended April 30, 1995). The Transportation Group's RedLine products, which remain the Company's largest product line led the increase in first quarter sales this year compared to last year's first quarter.

     Cost of sales as a percentage of net sales increased to 41% in this year's first quarter compared to 39% in the first quarter last year. The increase is a result of the addition of new service personnel in anticipation of future growth. These service personnel are responsible for customizing our products to customers' specific requirements. In addition, they install and commission the Company's systems in the field.

     Research and development expenses increased by $39,000 or 9% in the first quarter this year to $496,000 compared to the same period a year ago. The increase in expenses is primarily due to the ramp up of joint new product development with FEV, the Company's strategic ally in Germany and offset by higher capitalization of software development costs in this year's first quarter.

     Marketing, general and administrative expenses in the first quarter of fiscal 1997 increased by $205,000 or 16% to $1,475,000 from $1,270,000 in the same quarter last year. As a percentage of sales, however, expenses remained at the 39-40% level in both quarters. The increase in expenses was primarily due to the addition of new sales and marketing personnel. The Company's strategy is to add these new personnel to help deal with the current and future increase in sales activity level.

     Net interest income was $42,000 compared to $32,000 in the first quarter last year. The increase reflected higher cash balances invested in interest bearing accounts with higher interest rates this year compared to last year.

     The effective tax rate computed for the first quarter this year was 35% compared to 38% in last year's first quarter. The lower tax rate is attributable to increase in profit contribution from our United Kingdom subsidiary which enjoys a lower overall tax rate than our US operations. The Company reviews the tax rate quarterly and could make minor adjustments to reflect changing estimates.

Factors that May Affect Future Results
- --------------------------------------

     Large system orders represent an increasingly large percentage of the Company's sales. Also, sales of such systems have been concentrated in a relatively small number of customers. The Company received a large system order in the first quarter this year while last year, there was no large system order placed. A little under half of the large system order received this year is not shippable in the current fiscal year. Hence, the Company's operating results may fluctuate, especially when measured on a quarterly basis, as a result of the timing of receipt of major system orders.

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

Liquidity and Capital Resources
- -------------------------------

     Cash and cash equivalents decreased by $382,000 during the quarter ended April 30, 1996, to $1,434,000. The decrease was due primarily to the Company's:
a) purchases of equipment for additional personnel and to upgrade our information systems capabilities, and b) investment in software development.
The Company's working capital, also, decreased slightly to $5,317,000 at April 30, 1996 compared to $5,472,000 at January 31, 1996. Notwithstanding, current ratio remained strong at 3.4 to 1 at April 30, 1996 from 3.2 to 1.0 at January 31, 1996. At April 30, 1996, the Company has $1,000,000 secured bank line of credit. The Company currently anticipates that internally generated funds and bank borrowings will be sufficient to satisfy its anticipated operating and capital needs over the foreseeable future.

     At April 30, 1996, the Company had no material outstanding commitments to purchase capital equipment. Management believes that inflation has not had a material effect on the Company's operations and financial condition.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A. Exhibits:  None.

     B. Reports on Form 8-K:  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    DSP TECHNOLOGY INC.
                                    -------------------------
                                          (Registrant)



                                    By:     /s/ Jose M. Millares
                                           ---------------------
                                               Jose M. Millares
                                            Chief Financial Officer

Date: June 13, 1996