Form 10-Q
period 1996-07-31
DSP TECHNOLOGY INC
filed 1996-09-19
CIK 773720

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended JULY 31, 1996 or
                                     -------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from            to
                                     ----------    ---------

Commission File Number                        0-14677
                         ------------------------------------------------------

                              DSP TECHNOLOGY INC.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

     CALIFORNIA                                         94-2832651
- -------------------------------                  ------------------------------
(State or other jurisdiction of                      I.R.S. Employer
 incorporation or organization)                    Identification Number

  48500 KATO RD., FREMONT, CA                               94538
- ----------------------------------------         ------------------------------
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

                        YES           NO
                             -----       -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date:


          CLASS             OUTSTANDING AS OF SEPTEMBER 13, 1996
          -----             ------------------------------------
          COMMON STOCK              2,179,962

                     DSP TECHNOLOGY INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                   FORM 10-Q


                                                                            Page
                                                                            ----
PART I.            FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets -
                July 31, 1996 and January 31, 1996                            3

         Consolidated Statements of Income -
                Three months and six months ended July 31, 1996 and 1995      4

         Consolidated Statements of Cash Flows -
                Six months ended July 31, 1996 and 1995                       5

         Notes to Consolidated Financial Statements                           6

Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations                 7

PART II.           OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K.                                    8

         Signatures                                                           9

                     DSP TECHNOLOGY INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)


                                                            July 31,     January 31,
                                                              1996          1996
                                                           -----------   -----------
                                                           (Unaudited)
ASSETS

Current assets:
   Cash and certificates of deposit                        $   867        $ 2,015
   Accounts receivable                                       4,905          3,302
   Inventories                                               2,381          2,195
   Deferred income taxes                                       257            257
   Prepaid expenses                                            190            155
                                                           -------        -------
     Total current assets                                    8,600          7,924

Property and equipment                                       1,330          1,044
Cost in excess of net assets of acquired
 business                                                      383            403
Other assets                                                 1,171            923
                                                           -------        -------
                                                           $11,484        $10,294
                                                           =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                        $   392        $   459
   Accrued liabilities                                       2,285          1,371
   Income taxes payable                                        524            622
                                                           -------        -------
     Total current liabilities                               3,201          2,452

Deferred income taxes                                          145            144

Commitments and contingencies                                   --             --

Shareholders' equity:
   Preferred stock. Authorized 2,500,000
    shares; none issued                                         --             --
   Common stock. 25,000,000 shares authorized;
    shares issued and outstanding: 2,160,963 at
    July 31 and 2,154,463 at January 31                      2,932          2,920
   Retained earnings                                         5,206          4,778
                                                           -------        -------
    Total shareholders' equity                               8,138          7,698
                                                           -------        -------
                                                           $11,484        $10,294
                                                           =======        =======

  The accompanying notes are an integral part of these financial statements.

                     DSP TECHNOLOGY INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                             Three months ended    Six months ended
                                                  July 31,             July 31,
                                             -------------------   ----------------
                                               1996       1995      1996     1995
                                             --------   --------   ------   -------

Net sales                                      $4,411     $3,602   $8,186    $6,813
Cost of sales                                   1,900      1,342    3,438     2,580
                                               ------     ------   ------    ------
  Gross profit                                  2,511      2,260    4,748     4,233
Operating expenses:
  Research and development                        573        545    1,069     1,002
  Marketing, general and administrative         1,647      1,291    3,122     2,561
                                               ------     ------   ------    ------
                                                2,220      1,836    4,191     3,563
                                               ------     ------   ------    ------
  Operating income                                291        424      557       670
Interest income                                    40         31       82        63
                                               ------     ------   ------    ------
  Income before income taxes                      331        455      639       733
Income taxes                                      104        176      211       281
                                               ------     ------   ------    ------
  Net income                                   $  227     $  279   $  428    $  452
                                               ======     ======   ======    ======

  Net income per common and common
   equivalent share                            $  .10     $  .12   $  .19    $  .20
                                               ------     ------   ------    ------

Weighted average common and common
 equivalent shares outstanding                  2,309      2,342    2,312     2,315
                                               ======     ======   ======    ======

  The accompanying notes are an integral part of these financial statements.

                     DSP TECHNOLOGY INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Thousands)


                                                                    Six months ended
                                                                        July 31,
                                                                ---------------------------
                                                                  1996               1995
                                                                --------           --------
                                                                        (Unaudited)
Cash flows from operating activities:
  Net income                                                    $   428              $  452
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                   337                 294
    Changes in current assets and liabilities:
      Accounts receivable                                        (1,603)                947
      Inventories                                                  (186)               (355)
      Prepaid expenses                                              (35)                 (6)
      Accounts payables                                             (67)                 44
      Accrued liabilities                                           914                  23
      Income taxes payable                                          (98)                (68)
                                                                -------              ------

      Net cash provided by (used in) operating activities          (310)              1,331
                                                                -------              ------

Cash flows from investing activities:
  Purchases of property and equipment                              (515)               (279)
  Investment in software development                               (285)                (62)
  Other                                                             (50)                (27)
                                                                -------              ------

      Net cash (used in) investing activities                      (850)               (368)
                                                                -------              ------

Cash flows from financing activities:
  Proceeds from issuance of common stock                             12                  48
                                                                -------              ------
      Net cash provided by financing activities                      12                  48
                                                                -------              ------

Increase (decrease) in cash                                      (1,148)              1,011
                                                                -------              ------

Cash at beginning of period                                       2,015               1,334
                                                                -------              ------

Cash at end of period                                           $   867              $2,345
                                                                =======              ======

Supplemental disclosure of cash flow information:
  Cash paid during period for income taxes                      $   270              $  286
                                                                =======              ======

  The accompanying notes are an integral part of these financial statements.

                     DSP TECHNOLOGY INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   Basis of Presentation.
     ---------------------

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

2.   Inventories.  Inventories are stated at the lower of cost (first-in, first-
     -----------
     out) or market. Inventories consist of:


                     July 31,           January 31,
                       1996                1996
                     --------           -----------
                             (thousands)
Raw materials          $1,316             $1,247
Work in process           639                492
Finished goods            426                456
                       ------             ------
                       $2,381             $2,195
                       ======             ======

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations
- -------------

     This section of the report contains forward-looking statements regarding the Company's expected growth and enhanced future performance. All forward-looking statements are subject to risk and actual results could differ materially from those projected in the forward-looking statements as a result of many factors which are set forth below.

Results of Operations
- ---------------------

     Net sales for the second quarter of fiscal 1997 ended July 31, 1996 increased by $809,000 or 22% to $4,411,000 from $3,602,000 in the second quarter of fiscal 1996 ended July 31, 1995. Net sales for the first six months of fiscal 1997 were $8,186,000 or 20% higher than net sales of $6,813,000 in the first six months of fiscal 1996. The increases were due to continued strong demand for the company's RedLine test cell products.

     Cost of sales as a percentage of net sales increased to 43% in this year's second quarter from 37% in the same period last year. Cost of sales as a percentage of net sales also increased to 42% in the first half of fiscal 1997 compared to 38% in the first half of fiscal 1996. The increases primarily reflect the expansion of the service staff to increase the company's capacity to build, install and commission RedLine products. These new personnel were brought on-board ahead of time to support expected growth in this area.

     Research and development expenses increased by $28,000 to $573,000 in the second quarter this year compared to $545,000 in the same period last year while expenses in the first half of this year increased by $67,000 to $1,069,000 from $1,002,000 in the first half of fiscal 1996. The slight increases in expenses resulted primarily from the ramp up of joint new product development with FEV, the Company's strategic ally in Germany and offset by higher capitalization of software development costs in this year's first half.

     Marketing, general and administrative expenses in the second quarter of fiscal 1997 increased by $356,000 or 28% to $1,647,000 compared to the same period a year ago. Expenses in the first six months of this year increased by $561,000 to $3,122,000 from $2,561,000 last year. As a percentage of sales, however, expenses remained consistent with last year's expenses for both the second quarter and first half of the year. The higher expenses were principally due to the addition of new sales and marketing personnel to help deal with the current and expected future increase in sales activity level.

     Net interest income was $40,000 in this year's second quarter compared to $31,000 last year and $82,000 in the first half compared to $63,000 in the same period last year. Higher interest incomes reflect higher available cash invested in interest-bearing accounts at higher interest rates this year compared to the same period last year.

     The effective tax rate computed were 31% for the second quarter and 33% for the first half this year compared to 39% and 38% for the second quarter and first half last year, respectively. The lower tax rates this year reflect the increased profit contributions of the company's UK subsidiary which benefits from a lower tax rate. The company reviews the tax rate quarterly and could make minor adjustments to reflect changing estimates.

Liquidity and Capital Resources
- -------------------------------

     Cash decreased by $1,148,000 during the six month period ended July 31, 1996. The decrease was due to the increase in accounts receivable brought about by high shipments in the last month of the period. The primary use of the Company's cash in the first half of fiscal 1996 has been: a) the purchase of capital equipment used to equip additional personnel and to upgrade our information systems capabilities, and b) investment in software development.

     Working capital at July 31, 1996 was $5,399,000 compared to $5,472,000 at the beginning of the fiscal year, while the current ratios stood at 2.7 to 1.0 at July 31, 1996 and at 3.2 to 1.0 at January 31, 1996. At July 31, 1996, the Company has a $1,000,000 secured bank line of credit. The Company currently anticipates that internally generated funds and bank borrowings will be sufficient to satisfy its anticipated operating and capital needs over the foreseeable future.

     At July 31, 1996, the Company had no material outstanding commitments to purchase capital equipment. Management believes that inflation has not had a material effect on the Company's operations or financial condition.

Factors That May Affect Future Results
- --------------------------------------

     The Company's future operating results may be affected by a number of factors, including: its ability to successfully introduce new products, services and enhancements for its customers as demands for increasingly sophisticated measurement and control systems and turnkey solutions continue; timing of receipt of major system orders; product mix; uncertainties relative to global economic conditions; the company's ability to withstand competition particularly from several companies that are much larger in size than the Company; natural disasters, particularly earthquakes which may strike the California area where the Company's headquarters and manufacturing facility are located; and availability and cost of components for its products.

     At the end of last fiscal year, management made a strategic decision to focus on the services side of our transportation market business. These services include systems integration, project management, commissioning and installation and coupled with our RedLine products, will allow us to fuel our growth in the transportation market by providing one stop shopping to our customers. These services provide us the capability to provide turnkey systems where they are required. Hence, we have invested in system integration, installation and commissioning staff during the first half of the year. However, the introduction of these services raises several risk factors. Specifically, the success depends on the time it takes for these personnel and future staff to come up to speed on our products, customers and the services they will provide; market acceptance of the services and pricing; and efficient use of these resources.


Part II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

     The Company's Annual Meeting of Shareholders was held on June 24, 1996. There were 2,159,963 shares outstanding on May 17, 1996, the date of record. There were 1,894,263 shares represented at the meeting in person or by proxy.

     All director candidates were elected with no director candidate receiving fewer than 1,827,000 votes.

     The proposal to increase the number of shares of the Company's Common Stock reserved for issuance under its 1991 Stock Option Plan by 100,000 from 818,327 to 918,327 was approved. Total votes counted were 1,894,263 shares with 1,574,748 shares or 83% of total votes for, 312,915 or 17% against and 6,600 or 0% abstaining.

     The appointment of Grant Thornton as the independent accountants of the Company for the fiscal year ending January 31, 1997 was ratified with 1,884,303 votes for, 6,750 against, and 3,210 abstaining.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

     A.  Exhibits:  Exhibit 27 -- Financial Data Schedule

     B.  Reports on Form 8-K: None.

                                  SIGNATURES
                                  ----------


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



Date: September 16, 1996