Form 10-Q
period 1996-10-31
DSP TECHNOLOGY INC
filed 1997-01-09
CIK 773720

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

  X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934
       For the quarterly period ended OCTOBER 31, 1996 or
                                      ----------------

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the transition period from __________________ to ___________________


                                             0-14677
Commission File Number ________________________________________________________


                                   DSP TECHNOLOGY INC.
_______________________________________________________________________________
             (Exact name of registrant as specified in its charter)


          CALIFORNIA                                 94-2832651
--------------------------------             -------------------------
(State or other jurisdiction of                    I.R.S. Employer
 incorporation or organization)                Identification Number


       48500 KATO RD., FREMONT, CA                     94538
----------------------------------------     -------------------------
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

                        YES     X        NO ____
                              _____

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                          YES  ______      NO ________

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date:

          CLASS                 OUTSTANDING AS OF DECEMBER 20, 1996
          -----                 -----------------------------------
          COMMON STOCK                      2,179,962

                      DSP TECHNOLOGY INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                   FORM 10-Q


                                                                       Page
                                                                       ----
PART I.        FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets -
              October 31, 1996 and January 31, 1996                      3

         Consolidated Statements of Income -
              Three months and nine months ended October 31,
              1996 and 1995                                              4

         Consolidated Statements of Cash Flows -
              Nine months ended October 31, 1996 and 1995                5

         Notes to Consolidated Financial Statements                      6

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations              7

PART II.       OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K.                               8

         Signatures                                                      9

                      DSP TECHNOLOGY INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                   October 31,    January 31,
                                                       1996          1996
                                                   ------------   -----------
ASSETS                                             (Unaudited)

Current assets:
     Cash and certificates of deposit                  $   898        $ 2,015
     Accounts receivable                                 4,360          3,302
     Inventories                                         2,432          2,195
     Deferred income taxes                                 257            257
     Prepaid expenses                                      217            155
                                                       -------        -------
       Total current assets                              8,164          7,924

Property and equipment                                   1,484          1,044
Cost in excess of net assets of acquired
 business                                                  372            403
Other assets                                             1,225            923
                                                       -------        -------
                                                       $11,245        $10,294
                                                       =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                  $   421        $   459
     Accrued liabilities                                 1,860          1,371
     Income taxes payable                                  350            622
                                                       -------        -------
       Total current liabilities                         2,631          2,452

Deferred income taxes                                      145            144

Commitments and contingencies                              --              --

Shareholders' equity:
     Preferred stock. Authorized 2,500,000 shares;
        none issued                                        --              --
     Common stock. 25,000,000 shares authorized;
        shares issued and outstanding: 2,179,962 at
        October 31 and 2,154,463 at January 31           2,987          2,920
     Retained earnings                                   5,482          4,778
                                                       -------        -------
       Total shareholders' equity                        8,469          7,698
                                                       -------        -------
                                                       $11,245        $10,294
                                                       =======        =======

 The accompanying notes are an integral part of these financial statements.

                      DSP TECHNOLOGY INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                              Three months ended      Nine months ended
                                                  October 31,            October 31,
                                             ---------------------  ----------------------
                                                1996        1995       1996         1995
                                             -----------   ------   -----------   --------
Net sales                                       $4,572     $4,215     $12,758      $11,028
Cost of sales                                    1,868      1,655       5,306        4,235
                                                ------     ------     -------      -------
  Gross profit                                   2,704      2,560       7,452        6,793
Operating expenses:
  Research and development                         564        621       1,633        1,623
  Marketing, general and administrative          1,737      1,357       4,859        3,918
                                                ------     ------     -------      -------
                                                 2,301      1,978       6,492        5,541
                                                ------     ------     -------      -------
  Operating income                                 403        582         960        1,252
Interest income                                     13         32          95           95
                                                ------     ------     -------      -------
  Income before income taxes                       416        614       1,055        1,347
Income taxes                                       140        239         351          520
                                                ------     ------     -------      -------
  Net income                                    $  276     $  375     $   704      $   827
                                                ======     ======     =======      =======
  Net income per common and common
   equivalent share                             $  .12     $  .16     $   .31      $   .36
                                                ======     ======     =======      =======
Weighted average common and common
 equivalent shares outstanding                   2,290      2,357       2,305        2,329
                                                ======     ======     =======      =======

  The accompanying notes are an integral part of these financial statements.

                      DSP TECHNOLOGY INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Thousands)

                                                         Nine months ended
                                                            October 31,
                                                      -----------------------
                                                        1996            1995
                                                      --------        -------
                                                            (Unaudited)
Cash flows from operating activities:
  Net income                                          $   704          $  827
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                         610             501
    Changes in current assets and liabilities:
      Accounts receivable                              (1,058)            872
      Inventories                                        (237)           (754)
      Prepaid expenses                                    (62)            (26)
      Accounts payables                                   (38)            248
      Accrued liabilities                                 489            (412)
      Income taxes payable                               (272)            131
                                                      -------          ------
       Net cash provided by (used in)  operating
        activities                                        136           1,387
                                                      -------          ------
Cash flows from investing activities:
  Purchases of property and equipment                    (806)           (343)
  Investment in software development                     (405)           (117)
  Other                                                  (109)            (68)
                                                      -------          ------

      Net cash investing activities                    (1,320)           (528)
                                                      -------          ------

Cash flows from financing activities:
  Proceeds from issuance of common stock                   67             150
                                                      -------          ------
      Net cash provided by financing activities            67             150
                                                      -------          ------

Increase (decrease) in cash                            (1,117)          1,009
                                                      -------          ------

Cash at beginning of period                             2,015           1,334
                                                      -------          ------

Cash at end of period                                 $   898          $2,343
                                                      =======          ======

Supplemental disclosure of cash flow information:
  Cash paid during period for income taxes            $   559          $  433
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

2.   Inventories.  Inventories are stated at the lower of cost (first-in, first-
     -----------
     out) or market. Inventories consist of:

                                   October 31,   January 31,
                                      1996          1996
                                   -----------   -----------
                                          (thousands)
     Raw materials                   $1,314        $1,247
     Work in process                    739           492
     Finished goods                     379           456
                                     ------        ------
                                     $2,432        $2,195
                                     ======        ======

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

     This section of the report contains forward-looking statements regarding the Company's expected growth and enhanced future performance. All forward-looking statements are subject to risk and actual results could differ materially from those projected in the forward-looking statements as a result of many factors which are set forth below.

Results of Operations
---------------------

     Net sales for the third quarter of fiscal 1997 ended October 31, 1996 increased by $357,000 or 8% to $4,572,000 from $4,215,000 in the third quarter of fiscal 1996 ended October 31, 1995. Net sales for the first nine months of fiscal 1997 were $12,758,000 or 16% higher than net sales of $11,028,000 in the first nine months of fiscal 1996. The increases were due to continued strong demand for the company's RedLine test cell products. Sales growth in the third quarter was limited by delays in the receipt of certain expected orders, coupled with a vendor's delay in the delivery of necessary components.

     Cost of sales as a percentage of net sales increased to 41% in this year's third quarter from 39% in the same period last year. Cost of sales as a percentage of net sales also increased to 42% in the first nine months this year compared to 38% in the same period of fiscal 1996. The increases primarily reflect the expansion of the service staff to increase the company's capacity to build, install and commission RedLine products. These new personnel were brought on-board ahead of time to support expected growth in this area.

     Research and development expenses decreased by $57,000 to $564,000 in the third quarter this year compared to $621,000 in the same period last year while expenses in the first nine months of this year increased slightly to $1,633,000 from $1,623,000 in the first nine months of fiscal 1996. The slight increase in expenses in the first nine months resulted primarily from the ramp up of joint new product development with FEV, the Company's strategic ally in Germany and offset by higher capitalization of software development costs in this year's first nine months.

     Marketing, general and administrative expenses in the third quarter of fiscal 1997 increased by $380,000 or 28% to $1,737,000 compared to the same period a year ago. Expenses in the first nine months of this year increased by $941,000 to $4,859,000 from $3,918,000 last year. As a percentage of sales, however, expenses remained consistent throughout the year at 38% compared with last year's expenses at 32% in the third quarter and 36% in the first nine months. The higher expenses were principally due to additional sales and marketing staff, costs associated with improvements in the company's information technology infrastructure and higher internal sales commissions due to higher sales bookings.

     Net interest income was $13,000 in this year's third quarter compared to $32,000 last year. Net interest income for the first nine months this year was the same as last year's at $95,000. The lower interest income in the third quarter this year reflect lower available cash invested in interest-bearing accounts.

     The effective tax rate computed were 34% for the third quarter and 33% for the first nine months this year compared to 39% for the third quarter and first nine months last year. The lower tax rates this year reflect the increased profit contributions of the company's UK subsidiary which benefits from a lower tax rate. The company reviews the tax rate quarterly and could make minor adjustments to reflect changing estimates.

Liquidity and Capital Resources
-------------------------------

     Cash decreased by $1,117,000 during the nine month period ended October 31, 1996. The decrease was due to the increase in accounts receivable brought about by high shipments in the last month of the period. The primary use of the Company's cash in the first nine months of fiscal 1997 has been: a) the purchase of capital equipment used to equip additional personnel and to upgrade our information systems capabilities, and b) investment in software development.

     Working capital at October 31, 1996 improved to $5,533,000 compared to $5,472,000 at the beginning of the fiscal year, while the current ratio stood at
3.1 to 1.0 at October 31, 1996 and at 3.2 to 1.0 at January 31, 1996. At October 31, 1996, the Company has a $1,000,000 secured bank line of credit. The Company currently anticipates that internally generated funds and bank borrowings will be sufficient to satisfy its anticipated operating and capital needs over the foreseeable future.

     At October 31, 1996, the Company had no material outstanding commitments to purchase capital equipment. Management believes that inflation has not had a material effect on the Company's operations or financial condition.

Factors That May Affect Future Results
--------------------------------------

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


Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     A.  Exhibits:  Exhibit 27-Financial Data Schedule.

     B.  Reports on Form 8-K: None.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     DSP TECHNOLOGY INC.
                                                   -----------------------
                                                        (Registrant)



                                       By:  /s/ Jose M. Millares
                                            --------------------
                                            Jose M. Millares
                                            Chief Financial Officer


Date: January 9, 1997