Form 10-K405
period 1997-01-31
DSP TECHNOLOGY INC
filed 1997-05-01
CIK 773720

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---   ACT OF 1934
      For the Fiscal Year Ended January 31, 1997 or

--- TRANSITION REPORT PURSUANT TO SECTION 14 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from________to_______________________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.     X
                                                 ---
     The aggregate market value of registrant's voting Common Stock held by non-affiliates of the registrant was approximately $9,710,000 (based on the closing sales price of the Company's Common Stock at April 25, 1997 as reported by NASDAQ). Shares of Common Stock held by each officer and director and by each person who owns more than 5% of the Company's Common Stock have been excluded because such persons may be deemed to be affiliates. This is not intended to be a conclusive determination of affiliate status for any other purposes. The number of shares outstanding of the registrant's Common Stock at April 25, 1997 was 2,180,962.

                     DOCUMENTS INCORPORATED BY REFERENCE:

     Information in Part III is incorporated by reference to the Proxy Statement for the Company's 1997 Annual Meeting of Shareholders which is to be filed with the Securities and Exchange Commission before May 10, 1997.
     This report (including exhibits) contains 33 pages. The Index to Exhibits begins on page 25 of this report.

                                    PART I

ITEM 1:   BUSINESS

     This report contains forward-looking statements identified by use of the words "expects," "anticipates," "believes," or other similar. Actual results could differ materially from those projected in the forward-looking statements as a result of competition, technological change and other risks detailed in
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors that May Affect Future Results".

INTRODUCTION

     The Company designs, develops, manufactures and markets high-speed computer-automated instrumentation for measurement and control applications in three major areas: powertrain testing, vehicle safety and component testing, and general data acquisition and signal analysis. The transportation industry is currently its largest market, while the Company continues to market products to aerospace companies, universities and government-funded agencies.

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

     DSP Technology Inc. (the "Company") was incorporated in California in July 1982 and commenced operations in May 1984. All references in this report to the "Company" and "DSPT" refer to DSP Technology Inc. and its wholly-owned subsidiaries.

STRATEGY

     The Company has been committed to broadening its market to expand its potential for revenue growth in its largest market, the transportation industry. As the Company's customer base and sales of Transportation Group products expanded, however, it found that its large domestic and international customers demand more custom turnkey solutions that require more complex services. The Company believes that investments in this area are necessary and logical step towards expanding its share of the transportation market.

     To address its transportation industry customers' needs, the Company announced its strategic decision, in the beginning of fiscal 1997, to focus more heavily and expand on the services side of the business this year. The Company, therefore, invested heavily this year in developing significant service capabilities in the areas of custom manufacturing, system integration, project engineering and management, installation and commissioning. These services are offered as part of the sale of our transportation products, allowing the Company to provide "one-stop shopping" to its customers.

     The Company also invested in new sales and marketing personnel to support the expected growth in sales and marketing activity. The added personnel were hired three to six months in advance of the revenue opportunities to permit formal and on-the-job training in the Company's products and processes. Hence, fiscal 1997 was a transition period to ramp-up for expected future long-term growth.

PRODUCTS AND CUSTOMERS

     The Company manufactures and markets data acquisition and control products in the form of integrated systems, modules and software. These products are categorized into three application areas: powertrain testing, vehicle safety and component testing, and general data acquisition and signal analysis.

     POWERTRAIN TESTING PRODUCTS:
     ----------------------------
     Powertrain testing is one of the most critical disciplines in the transportation industry. DSPT supplies a wide range of products and services for powertrain test cells. DSPT's RedLine products are accepted as standards by leading automakers around the world. These systems help its customers develop better engines and more efficient fuels. By integrating hardware, software, services and expertise into a cost-effective system, DSPT creates solutions that focus on its customers' specific needs. These solutions, based on industry standards, provide long-term flexibility for changing test requirements. The Company's major customers in the transportation market are General Motors ("GM"), Waukesha Engine, FEV, Lubrizol Corporation, Lotus Engineering, Ltd., Hyundai Motor and Chrysler Corporation.

     RedLine Data Acquisition and Control System ("RedLine ADAPT").  The data
     --------------------------------------------------------------
acquisition and control system is the most crucial component in a powertrain test cell. RedLine ADAPT combines the latest VME/VXIbus-based electronics with processing power, accuracy and flexibility into a system that can improve all phases of test cell operations. All of these features are controlled through a convenient windows-based graphical user interface. The systems sell from $30,000 for a base system up to $500,000 with accessory products, hardware spares, custom software, integration, installation and training.

     RedLine Advanced Combustion Analyzer ("RedLine ACAP"). RedLine ACAP is the
     ------------------------------------------------------
only combustion analysis system that combines powerful hardware for data acquisition with a Windows-based user interface. The system can calculate, display and log numerous combustion parameters, all in real-time, on a cycle-by-cycle basis for each cylinder. It is a modular solution that allows users to begin with a cost-effective system and expand capacity as needed. The systems range in price from about $30,000 for a base system to over $150,000.

     Test Cell Instrumentation and Accessory Products.  The Company provides
     -------------------------------------------------
various test cell instrumentation and support products as integral parts of RedLine ACAP and RedLine ADAPT installations. These off-the-shelf solutions include the RedLine CONNECT signal interface system, lubricant conditioners and containerized powertrain test cells. It also provides accessory products such as swing boom assemblies, engine mounting stands and portable cooling fans.

     Customer Support Service ("RedLine ASSIST").  RedLine ASSIST is a
     --------------------------------------------
comprehensive after-sale customer support package that includes two-way video linkage between the customer and the Company's support technicians, plus on-line interactive sharing of application software. This combination of product and service assures remote, real-time troubleshooting of customers' systems.

     Test Cell Services.  As noted in the Strategy section, the Company invested
     -------------------
heavily in expanding its services capabilities in its Transportation Group this year. These services personnel work in close partnership with its customers to design, install and service a wide variety of powertrain test facilities. In the planning phase, project and applications engineers work closely with customers' selected contractors to design and integrate complex systems and facilities that will meet their needs. During installation, our installers and commissioning engineers work with the customer to ensure timely completion and thorough testing of all equipment.

     VEHICLE SAFETY AND COMPONENT TESTING PRODUCTS.
     ----------------------------------------------

     IMPAX Data Acquisition Systems ("IMPAX").  IMPAX is a system typically used
     -----------------------------------------
in collecting and processing data from full-scale vehicle crash tests, sled simulators and component test stands. In addition, they have been used for investigating lift-off dynamics for TITAN IV launch vehicles. Systems prices range from about $150,000 to $600,000 depending on the configuration. Major customers for this product are Calspan and Morton International.

     GENERAL DATA ACQUISITION AND SIGNAL ANALYSIS PRODUCTS.
     ------------------------------------------------------

     Signal Acquisition Products ("SigLab").  SigLab high-performance signal
     ---------------------------------------
acquisition products are subsystems for personal computers and workstations in the electro-mechanical device analysis market. SigLab products provide a cost-effective, portable technology for measurement applications like computer hard disk head positioning or acoustic noise suppression systems in automobiles. The products are controlled by and integrated with the MATLAB software from The MathWorks Inc., of Natick, Massachusetts. The products range in price from $ 5,000 for a base 2-channel unit to $21,000 for an 8-channel system with optional software and additional memory. Major customers for these products are distributors such as Signaltech, Hutchinson Technology, Sigmatest and Toyo Corporation.

     Custom Data Acquisition Systems.  The Company also designs custom systems
     --------------------------------
for customer-specific measurement or control applications. These systems are configured from the Company's line of modules, such as, signal conditioners, transient recorders, analog-to-digital converters and interface modules. These systems are typically sold to universities, government-funded labs and research and development labs. The typical selling price of a system ranges from about $25,000 to about $300,000 for a complex installation. Major customers for these products are Westinghouse Electric and Aberdeen Proving Grounds.

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

     GM accounted for 18% of net sales in fiscal 1997. GM accounted for 11% of net sales in fiscal 1996 while three separate customers accounted for 10% or more of net sales in fiscal 1995 as follows: AVL for 19%, GM for 14% and Ford for 12%. No other customer accounted for 10% or more of the Company's net sales in fiscal years 1997, 1996 or 1995.

     Export sales, primarily to the United Kingdom, Western Europe, and the Far East, accounted for approximately 32%, 18%, and 18% of sales in 1997, 1996, and 1995, respectively (See Note K of Notes to Consolidated Financial Statements).

     At January 31, 1997 the Company had an order backlog of approximately $9,500,000, compared to a backlog of approximately $4,900,000 at January 31, 1996, and approximately $5,400,000 at January 31, 1995. Backlog consists of orders believed by management to be firm and scheduled for delivery within six months. However, most orders can be rescheduled or canceled by customers without significant penalty. In addition, backlog is dependent on the timing of orders, and on seasonal spending for capital requirements. Accordingly, backlog at January 31, 1997, or at any other date, may not be indicative of prospective sales.

SERVICE AND WARRANTY
     The Company maintains a telephone "hotline" staffed with qualified technicians to respond to service calls. Most servicing is performed at its facilities in Fremont, California and Ann Arbor, Michigan.

    The Company generally extends a one year warranty for its products. Warranty costs have been nominal to date.

RESEARCH AND DEVELOPMENT

    The Company's ability to compete successfully in an industry subject to rapid technological change depends on, among other things, its ability to anticipate and respond to such change. Accordingly, the Company is committed to a high level of research and development activity. The Company incurred expenditures for research and development of $2,203,000 in fiscal 1997, $2,250,000 in fiscal 1996, and $1,842,000 in fiscal 1995, representing 12%, 14%, and 14%, of total sales in each such period. In accordance with the Statement of Financial Accounting Standards No. 86 which requires the capitalization of software development costs incurred subsequent to establishment of the technological feasibility of producing the finished software product, the Company capitalized $630,000, $322,000, and $100,000, in fiscals 1997, 1996 and
1995, respectively.

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

COMPETITION
    Competition, from both U.S. and foreign competitors, is strong and active. Some of these competitors are substantially larger companies with greater resources. Management believes that these companies include AVL located in Graz, Austria, and Sverdrup Technology, Inc. based in Tennessee.

    The Company competes primarily on the basis of product diversity, features and functions, price/performance, flexibility, and technical support. In addition, the Company believes that an additional competitive factor in the automotive market is its installed base in the United States. The Company believes that it competes favorably with respect to all these factors. Systems integration experience and ability is increasingly a factor in large system orders and the Company believes that it has the personnel and the resources to ably compete in this area, although many of its competitors are substantially larger with greater resources.

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

EMPLOYEES

    The Company had 142 employees at January 31, 1997. Of these employees, 90 worked in manufacturing and engineering, 36 in marketing and sales and 16 in administration. None of the Company's employees is represented by a labor union and there has never been a disruption of operations due to labor dispute.

EXECUTIVE OFFICERS OF THE COMPANY
    The following table sets forth information as to each executive officer as of April 25, 1997:


     NAME                 AGE               OFFICE
F. Gil Troutman, Jr.       53   President and Chief Executive Officer
Alan S. Broad              50   Senior Vice President
Joe M. Millares, Jr.       44   Vice President, Finance, Chief Financial
                                Officer and Secretary
Larry Moulton              52   Director of Operations


    All officers are elected by the Board of Directors (the "Directors"). Elected officers hold office until the first meeting of the Directors following the Annual Meeting of Shareholders (the "Annual Meeting") and thereafter until a successor is chosen and qualified. There are no family relationships among the officers and/or directors.

    Mr. Troutman has served as Chief Executive Officer since October 1989 and as a Director and President since July 1988. From 1985 until July 1988, Mr. Troutman held the position of Product Line Manager of the Test Systems and Instruments Group of GenRad, Inc. Prior to this, he held various other management positions with GenRad, Inc. since 1967, including the position of National Sales Manager of all GenRad products from 1982 to 1985.

    Dr. Broad has served as Senior Vice President since March 1986 and as Vice President of Engineering since April 1985. In 1981, Dr. Broad co-founded Transiac and served as Director and Vice President of Transiac until the company was acquired by the Company in 1985.

    Mr. Millares has served as Vice President, Finance, Chief Financial Officer and Secretary since October 1989, and as Controller since September 1984. From 1980 to 1984, he served as Corporate Controller for Transend Corporation, a data communications software/hardware company. Mr. Millares is a Certified Public Accountant in California.

    Mr. Moulton has served as Director of Operations since November 1996 and was elected as an executive officer of the Company in February 1997. From 1994 to 1996, he served as Vice President of Sales and Marketing for Eagle Test Systems, Inc., a manufacturer of test systems for the semiconductor industry. From 1990 to 1994, he held the positions of General Manager, Data Acquisition Division and Vice President of Keithley Instruments, Inc., a publicly-held manufacturer of hardware and software data acquisition products.

ITEM 2:   PROPERTIES

    The Company's facilities consist of approximately 28,000 square feet of space in Fremont, California and about 21,000 square feet of space in Ann Arbor, Michigan which are leased under operating leases. The Fremont facility lease which expires in October 1998 provides for monthly rent payments of $13,009 during the first year and progressing to $15,146 during the final year. The Ann Arbor facility leases consist of a) a seven year lease for one building which expires in January 2000, providing for monthly rent payments starting in January 1993 of $8,551 during the first year and increasing annually until the monthly payments reach $10,257 during the seventh year; and b) an 18-month lease which expires in May 1998, with monthly rent payments of $4,308 starting in December 1996. The Company is obligated to pay real estate taxes, insurance and maintenance expenses associated with the leased facilities. Management believes that the existing facilities are adequate for the Company's present size.

ITEM 3:   LEGAL PROCEEDINGS

          Not applicable.


ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended January 31, 1997.


                                    PART II

ITEM 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

MARKET INFORMATION
    The Company's Common Stock is currently traded on the NASDAQ Market under the symbol DSPT. The following table sets forth, for the periods indicated, the high and low closing sales prices of the Common Stock as reported by NASDAQ.


                    Year ended January 31, 1997     Year Ended January 31, 1996
                    ---------------------------     ---------------------------
                      High               Low         High                 Low
                      ----               ---         ----                 ---
First Quarter        $6-5/8             $4-1/4      $6-7/8                $5
Second Quarter        6-3/4                  5       7-5/8             5-3/4
Third Quarter         5-3/4              4-1/2       7-7/8                 6
Fourth Quarter        6-5/8              4-1/4       7-1/2                 6

HOLDERS
    The approximate number of holders of record of the Company's Common Stock at April 25, 1997 was 125. The Company believes that these recordholders hold beneficially for more than 500 shareholders.

DIVIDEND POLICY
    The Company has not paid dividends on its common stock. The Board of Directors intends to retain earnings for the foreseeable future for the Company's business. There are no dividend restrictions in the Company's bank line of credit.

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

                              DSP Technology Inc.
                   (In thousands, except per share amounts)

                                                                                1997       1996       1995      1994      1993
                                                                                ----       ----       ----      ----      ----
Operating Results Data (for the year):
--------------------------------------

  Net sales                                                                     $17,987    $15,538    $12,977    $9,180   $11,041
  Net income                                                                        914      1,277        874       250       921
  Net income per common share                                                       .40        .55        .40       .12       .43

Balance Sheet Data (at year end):
---------------------------------

  Working capital                                                               $ 5,726    $ 5,472    $ 4,190    $3,644   $ 3,574
  Total assets                                                                   11,799     10,294      8,744     6,774     6,671
  Long-term obligations                                                              --         --         --        --        --
  Shareholders' equity                                                            8,687      7,698      6,268     5,390     5,090

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

                                             Year ended January 31,
                                             ----------------------
                                        1996           1996       1995
                                        ----           ----       ----

Net sales                               100%           100%       100%
Cost of sales                            44             40         40
Research and development                 12             14         14
Marketing, general and administrative    37             33         35
Operating income                          7             13         11
Net income                                5              8          7


    Net sales increased by 16% to $17,987,000 in 1997 and by 20% to $15,538,000
in 1996. The increases in 1997 and 1996 were principally due to continued increase in demand for the Company's RedLine products and custom services associated with RedLine ADAPT.

    Cost of sales as a percentage of net sales were 44%, 40%, and 40% in 1997, 1996 and 1995, respectively. The increase in cost of sales in 1997 primarily reflects the expansion of the service staff to increase the Company's capacity to build, install and commission RedLine products. These new personnel were brought on-board ahead of time to support expected growth in service-related revenues. The Company, however, expects service related revenues to lag related service expenditures over the short-term, thus, impacting near-term earnings. In 1996, positive benefits from economies of scale were offset by higher volume of lower-margin products and services.

    Research and development expenses decreased slightly in 1997 to $2,203,000 and increased by $408,000 to $2,250,000 in 1996. As a percentage of net sales, research and development expenses were

12%, 14%, and 14% in 1997, 1996 and 1995. The decrease in expenses in 1997 was due primarily to the higher capitalization of software development costs this year which more than offset increased personnel staffing. The increase in expenses in 1996 was attributable to personnel additions.

    Marketing, general and administrative expenses increased by 30% to $6,708,000 (or 37% of sales) in 1997 and by 13% to $5,145,000 (or 33% of net sales) in 1996 from $4,558,000 (or 35% of net sales) in 1995. The increase in 1997 resulted from additional sales and marketing staff, costs associated with improvements in the Company's information technology infrastructure, and higher internal sales commissions due to higher shipments and sales bookings. The increase in 1996 was primarily due to higher expenses associated with a major trade show, higher sales expenses and increased legal expenses associated with strategic alliance and acquisition negotiation activities.

    Net interest income decreased to $123,000 after increasing to $136,000 in 1996 from $41,000 in 1995. The lower interest income this year reflect lower available cash invested in interest-bearing accounts. The increase in 1996 was due to higher available cash balances invested in higher-yielding interest-bearing accounts compared to 1995.

    The effective tax rate was approximately 33% in 1997, 39% in 1996, and 40% in 1995. The lower tax rates this year reflect the increased profit contributions of the Company's UK subsidiary which benefits from a lower tax rate.

    As a result of the factors discussed above, net income decreased to $914,000, or $.40 per share in 1997 compared to $1,277,000, or $.55 per share in 1996 and to $874,000, or $.40 per share in 1995.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    The Company's future operating results may be affected by a number of factors, including its ability to successfully introduce new products, services and enhancements for its customers as demands for increasingly sophisticated measurement and control systems and turnkey solutions continue; timing of receipt of major system orders; timing of service revenues; product mix; uncertainties relative to global economic conditions; ability to compete for qualified personnel in various technical positions; the company's ability to withstand competition particularly from several companies that are much larger in size than the Company; natural disasters, particularly earthquakes which may strike the California area where the Company's headquarters and manufacturing facility are located; and availability and cost of components for its products.

    At the end of last fiscal year, management made a strategic decision to expand the services side of our transportation market business. These services include systems integration, project management, commissioning and installation and, coupled with our RedLine products, management believes these capabilities will allow us to pursue further our growth in the transportation market by providing "one-stop" shopping to our customers. These services provide us the capability to provide turnkey systems where they are required. Hence, we have invested in system integration, installation and commissioning staff during the year. However, the introduction of these services raises several risk factors. Specifically, the success depends on the time it takes for these personnel and future staff to come up to speed on our products, customers and the services they will provide; market acceptance of the services; and the ability to manage customer projects profitably.

    Because of the foregoing factors, as well as other factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital stayed level at $5,726,000 at January 31, 1997 compared to $5,472,000 at January 31, 1996, while the current ratio decreased to 3.0 to 1.0 from 3.2 to 1.0. In 1997, cash and cash equivalents decreased to $1,323,000 from $1,816,000 due to $1,015,000 used for capital expenditures and $630,000 investment in software development, offset somewhat by $929,000 increase in operating activities. At January 31, 1997, the Company had a $1,000,000 secured bank line of credit.

    The Company's management believes that cash and cash equivalents, funds from operations and funds available under its bank line of credit will be sufficient to satisfy its anticipated requirements in 1998. At January 31, 1997, the Company had no material outstanding commitments to purchase capital equipment.

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  Index to Consolidated Financial Statements



DSP TECHNOLOGY INC. AND SUBSIDIARIES                      Page
                                                          ----

Report of Independent Certified Public Accountants         12

Consolidated Balance Sheets                                13

Consolidated Statements of Income                          14

Consolidated Statement of Shareholders' Equity             15

Consolidated Statements of Cash Flows                      16

Notes to Consolidated Financial Statements                 17

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Shareholders of DSP Technology Inc.:

    We have audited the accompanying consolidated balance sheets of DSP Technology Inc. and subsidiaries as of January 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended January 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DSP Technology Inc. and subsidiaries as of January 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended January 31, 1997, in conformity with generally accepted accounting principles.



GRANT THORNTON LLP
San Jose, California
April 4, 1997

                     DSP TECHNOLOGY INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)


                                                               January 31,
                                                         ----------------------
                                                             1997      1996
                                                             ----      ----
ASSETS
Current assets:
   Cash and cash equivalents                               $ 1,323    $1,816
   Certificates of deposit                                      --       199
   Accounts receivable, net of allowance for doubtful
    accounts of $50 in 1997 and 1996                         4,784     3,302
   Inventories                                               2,015     2,195
   Deferred income taxes                                       154       257
   Prepaid expenses and other                                  304       155
                                                            ------    ------
      Total current assets                                   8,580     7,924
Property and equipment, net                                  1,540     1,044
Cost in excess of net assets of acquired business, net of
 accumulated amortization of $523 in 1997 and $482 in 1996     362       403
Other assets                                                 1,317       923
                                                            ------    ------
                                                           $11,799   $10,294
                                                           =======   =======


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                        $   799    $  459
   Accrued liabilities                                       1,849     1,371
   Income taxes payable                                        206       622
                                                            ------    ------
      Total current liabilities                              2,854     2,452

Deferred income taxes                                          258       144
Commitments                                                     --        --
Shareholders' equity:
   Preferred stock; 2,500,000 shares authorized;
    none issued                                                 --        --
   Common stock; 25,000,000 shares authorized; shares
    issued and outstanding: 2,179,962 in 1997 and
    2,154,463 in 1996                                        2,988     2,920
   Retained earnings                                         5,699     4,778
                                                            ------    ------
     Total shareholders' equity                              8,687     7,698
                                                            ------    ------
                                                           $11,799   $10,294
                                                           =======   =======


The accompanying notes are an integral part of these financial statements.

                     DSP TECHNOLOGY INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)


                                                    Year ended January 31,
                                                    ----------------------
                                                    1997      1996       1995
                                                    ----      ----       ----

Net sales                                        $17,987   $15,538    $12,977
Cost of sales                                      7,842     6,187      5,161
                                                 -------   -------    -------
   Gross profit                                   10,145     9,351      7,816
Operating expenses:
   Research and development                        2,203     2,250      1,842
   Marketing, general and administrative           6,708     5,145      4,558
                                                 -------   -------    -------
                                                   8,911     7,395      6,400
                                                 -------   -------    -------
   Operating income                                1,234     1,956      1,416
Interest income                                      123       136         41
                                                 -------   -------    -------
   Income before income taxes                      1,357     2,092      1,457
Income taxes                                         443       815        583
                                                 -------   -------    -------
   Net income                                    $   914   $ 1,277    $   874
                                                 =======   =======    =======
Net income per common and common
 equivalent share                                $   .40      $.55       $.40
                                                 =======   =======    =======
Weighted average common and common
 equivalent shares outstanding                     2,303     2,331      2,189
                                                 =======   =======    =======




The accompanying notes are an integral part of these financial statements.

                     DSP TECHNOLOGY INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                (In Thousands)

                                                                        Total
                                            Common stock                share-
                                          -----------------  Retained   holders'
                                          Shares     Amount  earnings   equity
                                          ------     ------  --------   -------
Balance at January 31, 1994                2,107     $2,763    $2,627    $5,390
 Exercise of stock options                     2          4                   4
 Net income                                                       874       874
                                          ------     ------    ------    ------
Balance at January 31, 1995                2,109     $2,767    $3,501    $6,268
Exercise of stock options                     45        153                 153
 Net income                                                     1,277     1,277
                                          ------     ------    ------    ------
Balance at January 31, 1996                2,154     $2,920    $4,778    $7,698
 Exercise of stock options                    26         68                  68
 Foreign exchange translations                                      7         7
 Net income                                                       914       914
                                          ------     ------    ------    ------
Balance at January 31, 1997                2,180     $2,988    $5,699    $8,687
                                          ======     ======    ======    ======



The accompanying notes are an integral part of this financial statement.

                     DSP TECHNOLOGY INC. AND SUBSIDIARIESc

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                      Year ended January 31,
                                                      ----------------------
                                                    1997       1996       1995
                                                    ----       ----       ----
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
  Net income                                      $   914    $ 1,277    $   874
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                     847        741        662
Changes in operating assets and liabilities:
      Accounts receivable                          (1,482)      (299)    (1,176)
      Inventories                                     180       (388)      (682)
      Deferred income taxes, net                      217         --       (133)
      Prepaid expenses and other                     (149)       (35)       488
      Accounts payables                               340       (103)       194
      Accrued liabilities                             478        (28)       689
      Income taxes payable                           (416)       252        254
                                                  -------    -------    -------

        Net cash provided by operating activities     929      1,417      1,170
                                                  -------    -------    -------
Cash flows from investing activities:
  Purchases of property and equipment              (1,015)      (521)      (474)
  (Purchases) redemptions of certificates
   of deposit, net                                    199       (199)        --
  Investment in software development                 (630)      (322)      (100)
  Purchase of Applion technology                       --         --       (368)
  Other                                               (44)       (46)        (7)
                                                  -------    -------    -------

        Net cash used in investing activities      (1,490)    (1,088)      (949)
                                                  -------    -------    -------

Cash flows from financing activities:
  Proceeds from issuance of common stock               68        153          4
                                                  -------    -------    -------

Increase (decrease) in cash and cash equivalents     (493)       482        225

Cash and cash equivalents at beginning of period    1,816      1,334      1,109
                                                  -------    -------    -------

Cash and cash equivalents at end of period        $ 1,323    $ 1,816    $ 1,334
                                                  =======    =======    =======

Supplemental disclosure of cash flow information:
Cash paid during year for income taxes            $   639    $   433    $     2
                                                  =======    =======    =======

Cash paid during year for interest                $    22    $    12    $     5
                                                  =======    =======    =======


The accompanying notes are an integral part of these financial statements.

                     DSP TECHNOLOGY INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Business. The Company is engaged in a single business consisting of the
    --------
design, manufacture, marketing and maintenance of high-speed, computer-automated measurement and control systems for the worldwide automotive powertrain, vehicle safety and advanced research and development markets. The Company's principal markets are in the United States, United Kingdom, Western Europe, and the Far East.

    Principles of Consolidation. The consolidated financial statements include
    ---------------------------
the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    Inventories. Inventories are stated at the lower of cost (first-in, first-
    -----------
out) or market.

    Property and Equipment.  Property and equipment are stated at cost.
    ----------------------
Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the assets (three to seven years) or the lease term if shorter.

    Intangible Assets. Cost in excess of net assets (goodwill) is amortized on a
    -----------------
straight line basis over 25 years. The Company evaluates the realizability of goodwill periodicallly by comparing the carrying value to the undiscounted future cash flows of the related assets. Purchased technology, is included in other assets and amortized over five years. Effective February 1, 1996, impairments, if any, are recognized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," if applicable.

    Research and Development.  Expenditures for research and development are
    ------------------------
expensed as incurred, except for certain costs incurred in developing computer software to be sold, which have been capitalized in accordance with the provisions of SFAS Statement No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." Such costs are capitalized once technological feasibility of the product has been established. Capitalized software costs aggregated $630,000, $322,000 and $100,000 for the years ended January 31, 1997, 1996 and 1995, respectively. Capitalized software is included in other assets and is being amortized over the life of the product on a straight-line basis. The Company evaluates the realizability of capitalized software on an ongoing basis relying on a number of factors including operating results, business plans, market trends and product development cycles.

    Income Taxes.  The Company accounts for deferred income taxes using the
    ------------
liability method. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when the differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

    Net Income Per Share. Net income per common share is computed by dividing
    --------------------
net income by the weighted average number of outstanding common shares and dilutive common stock equivalent shares. Common stock equivalents consist of stock options.

    Cash and Cash Equivalents.  The Company considers all highly liquid debt
    -------------------------
instruments purchased with a maturity of three months or less to be cash and cash equivalents. These instruments are recorded at their carrying values which approximate fair values because of their short maturity.

    Using Estimates. In preparing financial statements in conformity with
    ---------------
generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B - ACQUISITION OF APPLION
    In June 1994, the Company purchased substantially all the assets of Applion, a start-up California partnership, for cash of $420,000. The fair value of assets acquired included $378,000 in purchased technology and other intangibles and $42,000 in tangible assets. Applion products are sub-systems for personal computers and workstations in the electromechanical device analysis market. The operating results of Applion are included in the consolidated statements of income since the date of acquisition and have not been material to consolidated operations.



NOTE C - INVENTORIES
        Inventories consist of:
                                                    January 31,
                                                    -----------
                                                  1997        1996
                                                  ----        ----
                                                    (Thousands)

        Raw materials                           $ 1,221    $ 1,247
        Work-in-process                             476        492
        Finished goods                              318        456
                                                -------    -------
                                                $ 2,015    $ 2,195
                                                =======    =======

NOTE D - PROPERTY AND EQUIPMENT
        Property and equipment consist of:
                                                    January 31,
                                                    -----------
                                                  1997        1996
                                                  ----        ----
                                                    (Thousands)

        Machinery and equipment                 $   717    $   682
        Office furniture                          1,717      1,355
        Computer equipment                        2,070      1,452
                                                -------    -------
                                                  4,504      3,489

        Accumulated depreciation and
          amortization                           (2,964)    (2,445)
                                                -------    -------
                                               $  1,540    $ 1,044
                                                =======    =======

NOTE E - OTHER ASSETS
    Other assets consist of:

                                                    January 31,
                                                    -----------
                                                  1997        1996
                                                  ----        ----
                                                    (Thousands)

        Capitalized software, net of
         amortization of $544 in 1997
         and $331 in 1996                      $   987      $  570
        Purchased technology, net of
         amortization of $190 in 1997
         and $117 in 1996                          178         251
        Other                                      152         102
                                               -------      ------
                                               $ 1,317      $  923
                                               =======      ======

NOTE F - BANK LINE OF CREDIT
    At January 31, 1997, the Company has a $1,000,000 line of credit with a bank renewable annually in May. Under the provisions of the line of credit agreement, the Company may borrow amounts up to $1,000,000 at the bank's prime rate of interest (8.25% at January 31, 1997). Borrowings are collaterized by all unencumbered assets of the Company and the Company must maintain certain financial ratios and be profitable on an annual basis. There was no outstanding balance at January 31, 1997 and at January 31, 1996. Maximum balances outstanding were $985,000 in fiscal 1997, and $460,000 in fiscal 1996. The weighted average amounts outstanding were $266,000 during 1997 and $139,000 during 1996. Funds were borrowed at a weighted average interest rate of 8.15% and 8.9% during 1997 and 1996, respectively.


NOTE G - ACCRUED LIABILITIES
        Accrued liabilities consist of:

                                               Year ended January 31,
                                               ----------------------
                                                  1997        1996
                                                  ----        ----
                                                    (Thousands)

        Employee compensation and benefits       $  605     $  781
        Commissions                                 105         86
        Customer deposits                           841        296
        Other                                       298        208
                                                 ------     ------
                                                 $1,849     $1,371
                                                 ======     ======

NOTE H - INCOME TAXES
    Income tax expense consists of:

                                                    Year ended January 31,
                                                    ----------------------
                                                1997          1996         1995
                                                ----          ----         ----
                                                          (Thousands)
        Currently payable:
         Federal income taxes                  $  67         $ 575        $ 548
         State income taxes                       43           182          153
         Foreign taxes                           116            58           15
                                               -----         -----        -----
                                                 226           815          716
        Deferred:
         Federal income taxes                    184            --         (111)
         State income taxes                       33            --          (22)
                                               -----         -----        -----
                                                 217            --         (133)
                                               -----         -----        -----
                                               $ 443         $ 815        $ 583
                                               =====         =====        =====

    The difference between income tax rates computed by applying the Federal statutory income tax rate to income before income taxes and the actual effective tax rate is reconciled as follows:
                                                    Year ended January 31,
                                                    ----------------------
                                                1997          1996         1995
                                                ----          ----         ----
                                                          (Thousands)

        Federal statutory rate                  34.0%         34.0%        34.0%
        Goodwill                                 1.1            .7          1.0
        State income taxes                       2.7           5.7          6.9
        Research and development credits        (3.3)         (1.8)          --
        Benefit of foreign sales corporation    (3.8)         (1.6)          --
        Other                                    2.0           1.9         (1.9)
                                               -----         -----        -----
         Effective tax rate                     32.7%         38.9%        40.0%
                                               =====         =====        =====

    At January 31, 1997 and 1996, respectively, the major components of deferred tax assets are: inventory reserves and cost capitalization - $ 102,000 and $ 129,000; receivable and warranty reserves - $ 35,000 and $ 36,000; and accrued compensation-$ 90,000 and $87,000. The major item in non-current deferred tax liabilities is research and development expenses of $335,000 at January 31, 1997 and $186,000 at January 31, 1996.

NOTE I - STOCK OPTION PLANS

    The Company has two stock option plans, the 1991 Option Plan ("1991 Option Plan") and the 1991 Directors Option Plan ("1991 Directors Option Plan") accounted for under APB Opinion 25, Accounting for Stock Issued to Employees,
                                    ----------------------------------------
and related interpretations. The 1991 Option Plan provides for the granting of incentive and non-statutory options to employees (including officers and directors who are employees). The 1991 Directors Option Plan provides for the granting of nonqualifed stock options to directors of the Company who are not employees of the Company. The options, which have terms of five or ten years when issued, typically vest over three years. The exercise price of each option equals the market price of the Company's stock on the date of grant or, in the case of those holding more than 10% of the Company's outstanding common stock, 110% of the market price. Accordingly, no compensation cost has been recognized for the plan. A total of 918,327 shares of the Company's common stock have been reserved for issuance under the 1991 Option Plan, of which 187,414 shares are available for grant at

January 31, 1997. The 1991 Directors Option Plan has 75,000 common stock shares reserved, of which 18,000 shares are available for grant at January 31, 1997.

    Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Company's net income and income per share would have been reduced to the pro forma amounts indicated below. Pro forma results for 1996 and 1997 may not be indicative of pro forma results in future periods because the pro forma amounts do not include pro forma compensation cost for options granted prior to February 1, 1995.


                                               Year ended January 31,
                                               ----------------------
                                                  1997        1996
                                                  ----        ----

        Net income (in thousands):
         As reported                             $ 914      $1,277
         Pro forma                               $ 678      $1,158

        Net income per share:
         As reported                             $ .40      $  .55
         Pro forma                               $ .30      $  .51

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: no expected dividends; weighted average risk-free interest rate of 6.8% and 6.5%; and expected lives of 6 years.

    A summary of the status of the 1991 Option Plan as of January 31, 1997 and 1996, and changes during the years ending on those dates is presented below.



                                                   1997             1996
                                             ----------------   ----------------
                                                     Weighted           Weighted
                                                     Average            Average
                                                     Exercise           Exercise
                                             Shares    Price    Shares    Price
                                             ------    -----    ------    -----
                                              (in thousand)      (in thousand)
        Outstanding at beginning of year        555    $ 4.29     452     $3.48
        Granted                                  95      5.11     165      6.36
        Exercised                               (25)     2.67     (45)     3.40
        Forfeited                               (23)     4.81     (17)     5.46
                                                ---               ---
        Outstanding at end of year              602      4.47     555      4.29

        Weighted-average fair value of
         options granted during the year               $ 3.18             $3.99

    The following information applies to options outstanding at January 31, 1997:

                                        Options Outstanding              Options Exercisable
                             ---------------------------------------   -----------------------
                                               Weighted
                                                Average    Weighted                  Weighted
                                Number         Remaining    Average       Number      Average
                              Outstanding     Contractual   Exercise   Exercisable   Exercise
Range of Exercise Prices      at 1/31/97         Life        Price     at 1/31/97     Price
------------------------      -----------    ------------  ---------   -----------   ---------
                             (in thousands)   (in years)              (in thousands)
  $0.875 - 1.250                  37              3         $1.23           37        $1.23
   2.625 - 3.875                  226             7          3.26          188         3.23
   4.000 - 6.000                  195             8          5.05          100         5.02
   6/125 - 7.750                  144             9          6.40           48         6.40

NOTE J - COMMITMENTS
    Leases. The Company leases its facilities in Fremont, California and Ann
    ------
Arbor, Michigan under operating leases which expire in October 1998 and January 2000, respectively. The Fremont facility lease provides for monthly rent payments starting in November 1993 of $13,009 during the first year, $14,721 during the second and third years and $15,146 during the fourth and fifth years. The Ann Arbor facility lease is a seven year lease with monthly rent payments starting in January 1993 of $8,551 during the first year and increasing annually until the monthly payments reach $10,257 during the seventh year. In December 1996, the Company leased additional space in Ann Arbor with monthly rent payments of $4,308 until the expiration of the lease in May 1998. Rental expenses were $303,000 in 1997, $286,000 in 1996, and $267,000 in 1995.

    Future minimum rental commitments for all leases with initial non-cancelable lease terms of more than one year are $350,000 in 1998, $273,000 in 1999 and $118,000 in 2000.

NOTE K - MAJOR CUSTOMERS AND FOREIGN OPERATIONS
    One customer accounted for 18% and 11% of net sales for 1997 and 1996, respectively. Three separate customers accounted for 10% or more of net sales in 1995 as follows: 19%, 14% and 12

    Foreign sales were as follows:

                                           Year ended January 31,
                                           ----------------------
                                           1997      1996    1995
                                           ----      ----    ----

United Kingdom ("UK")                     $2,916    $1,120    $552
Asia/Pacific Rim                           1,476     1,322   1,257
Western Europe, excluding UK               1,352       367     173
Other countries                               16        47     328
                                          ------    ------  ------
                                          $5,760    $2,856  $2,310
                                          ======    ======  ======

    The Company's subsidiary in the United Kingdom, DSP Technology Ltd. contributed operating profits of $395,000, $209,000 and $62,000 in 1997, 1996 and 1995, respectively.

NOTE L - EMPLOYEE BENEFIT PLAN
    The Company has established the DSP Technology Inc. 401(k) Profit Sharing Plan covering substantially all employees of the Company who have at least six months of service and are at least twenty-one years of age. The amount participants may voluntarily contribute in any year is established by law and subject to cost of living adjustments. The Company has the option to make matching contributions on a year to year basis. Contributions to the plan by the Company in 1997, 1996, and 1995 aggregated $69,000, $46,000, and $28,000, respectively.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable


                                   PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS

    Information contained in Registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders under the captions, "ELECTION OF DIRECTORS," is hereby incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION

    Information contained in Registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders under the caption, "EXECUTIVE COMPENSATION AND OTHER MATTERS" is hereby incorporated herein by reference.

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

(a)(2) FINANCIAL STATEMENT SCHEDULES
    The following financial statement schedule has been filed as part of this
Report:

Schedule                 Description                                   Page No.
--------                 -----------                                   --------
                         Auditors' Report on Schedule                     26

II                       Valuation and Qualifying Accounts                27


    Financial statement schedules not listed above have been omitted because the information required to be set forth herein is inapplicable or is shown in the Consolidated Financial Statements or Notes thereto.

(a)(3) EXHIBITS
    The following exhibits are filed or incorporated by reference as part of this Report:

Ex. No.                          Description
-------        ----------------------------------------------------
3.1            Restated Articles of Incorporation (1)

3.2            Amendment to Restated Articles of Incorporation (2)

3.3            Amended and Restated By-laws (4)

3.4            Form of Indemnity Agreement (4)

3.5 Certificate of Amendment of Articles of Incorporation on September 28, 1988 (4)

3.6 Amendment to By-laws adopted by the Board of Directors of DSP Technology Inc. by telephonic meeting on November 14, 1996

10.39          Profit Sharing Plan Employees' Retirement Trust (3) **

10.40          Non-Qualified Unfunded Deferred Compensation Plan (3) **

10.51          1991 Directors Stock Option Plan, as amended (6) **

10.52          Form of 1991 Directors Stock Option Plan Agreement (5) **

10.53          1991 Stock Option Plan, as amended (6) **

10.54          Form of 1991 Stock Option Plan Agreement (5) **

10.55 Lease Agreement dated July 15, 1992 between Varsity Drive Company Inc. and DSP Technology Inc. (6)

10.56 Lease Agreement dated August 2, 1993 between Minos Management Company and DSP Technology Inc.(7)

22.1           Subsidiaries of Registrant (7)

23.1 Consent of independent Certified Public Accountants (to incorporate report on consolidated financial statements into Company's Form S-8 Registration Statements)

___________________________________
**   Compensatory plan or arrangement.

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

(b)  REPORTS ON FORM 8-K

     None.

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE



To the Board of Directors and Shareholders of DSP Technology Inc.:

In connection with our audits of the consolidated financial statements of DSP Technology Inc. and subsidiary companies referred to in our report dated April 4, 1997, which is included in Part II of this form, we have also audited
Schedule II for each of the three years in the period ended January 31, 1997.
In our opinion, this schedule presents fairly the information required to be set forth therein.



San Jose, California
April 4, 1997

                                                                     Schedule II

                              DSP TECHNOLOGY Inc.
                       Valuation and Qualifying Accounts
                                  (Thousands)

                                              Additions
                                  Balance at  Charged to              Balance
                                  Beginning   Costs and               at End
                                   of Year    Expenses   Deductions   of Year
                                  ----------  ---------  ----------   -------
Allowance for doubtful accounts:

     Year ended:

        January 31, 1995.......      50          (18)        18 (1)       50
        January 31, 1996.......      50            0          0 (1)       50
        January 31, 1997.......      50            0          0 (1)       50

Reserve for inventory obsolescence:

     Year ended:

        January 31, 1995........    155          100        (11)         244
        January 31, 1996........    244           71        (24)         291
        January 31, 1997........    291            0       (133)         158

(1)  Uncollectible accounts written off, net of recoveries

                                  SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of April 1997.

                                                DSP TECHNOLOGY INC.


                                                By /s/ Jose M. Millares
                                                   ____________________
                                                   JOSE M. MILLARES
                                                   Chief Financial Officer

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

        Signatures                  Title                        Date
        ----------                  -----                        ----

/s/ Howard O. Painter, Jr.    Chairman of the Board               April 30, 1997
--------------------------
Howard O. Painter, Jr.


/s/ F. Gil Troutman, Jr.      Director, Chief Executive Officer   April 30, 1997
---------------------------   and President (Principal Executive
F. Gil T Troutman, Jr.        Officer)


/s/ Jose M. Millares          Vice President, Finance             April 30, 1997
---------------------------   (Principal Financial and
Jose M. Millares              Accounting Officer and
                              Secretary)


/s/ J. Scott Kamsler          Director                            April 30, 1997
---------------------------
J. Scott Kamsler


/s/ Michael A. Ford           Director                            April 30, 1997
---------------------------
Michael A. Ford