Form 10-Q
period 1997-04-30
DSP TECHNOLOGY INC
filed 1997-06-12
CIK 773720

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

   X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
 -----
        Exchange Act of 1934
        For the quarterly period ended APRIL 30, 1997 or

        Transition report pursuant to Section 13 or 15(d) of the Securities
 -----
        Exchange Act of 1934
        For the transition period from             to
                                       ------------   --------------

Commission File Number                               0-14677
                       ---------------------------------------------------------

                              DSP TECHNOLOGY INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        CALIFORNIA                                            94-2832651
-------------------------------                        ------------------------
(State or other jurisdiction of                            I.R.S. Employer
incorporation or organization)                          Identification Number

    48500 KATO RD., FREMONT, CA                                 94538
-------------------------------                        -----------------------
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

                        YES     X        NO
                             ------         ------

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                            YES          NO
                                ------       ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date:
          CLASS          OUTSTANDING AS OF JUNE 6, 1997
          -----          ------------------------------
          Common Stock              2,187,361

                      DSP TECHNOLOGY INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                   FORM 10-Q


                                                            Page
                                                            ----
PART I.        FINANCIAL INFORMATION

Item 1.   Financial Statements:


          Consolidated Balance Sheets -
                April 30, 1997 and January 31, 1997           3

          Consolidated Statements of Income -
                Three months ended April 30, 1997 and 1996    4

          Consolidated Statements of Cash Flows -
                Three months ended April 30, 1997 and 1996    5

          Notes to Consolidated Financial Statements          6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations       7

PART II.       OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.                   8

          Signatures                                          9

                      DSP TECHNOLOGY INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                             April 30,   January 31,
                                               1997         1997
                                            -----------  -----------
ASSETS                                      (Unaudited)


Current assets:
  Cash and cash equivalents                    $ 1,553        $1,323
  Accounts receivable                            4,756         4,784
  Inventories                                    2,449         2,015
  Deferred income taxes                            154           154
  Prepaid expenses                                 214           304
                                               -------       -------
   Total current assets                          9,126         8,580

Property and equipment                           1,495         1,540
Cost in excess of net assets of acquired
 business                                          352           362
Other assets                                     1,399         1,317
                                               -------       -------
                                               $12,372       $11,799
                                               =======       =======


LIABILITIES AND SHAREHOLDERS' EQUITY



Current liabilities:

        Accounts payable                       $   680       $   799
        Accrued liabilities                      2,631         1,849
        Income taxes payable                        76           206
                                               -------       -------
           Total current liabilities             3,387         2,854

Deferred income taxes                              258           258
Commitments and contingencies                       --            --


Shareholders' equity:
Preferred stock.  Authorized 2,500,000 shares;
 none issued                                        --            --
Common stock.  25,000,000 shares authorized;
 shares issued and outstanding: 2,180,962 at
 April 30 and 2,179,962 at January 31            2,990         2,988
Retained earnings                                5,737         5,699
                                               -------       -------
                                               $12,372       $11,799
                                               =======       =======


    The accompanying notes are an integral part of these financial statements.

                      DSP TECHNOLOGY INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)



                                          Three months ended
                                               April 30,
                                          ------------------
                                             1997    1996
                                           ------  ------

Net sales                                  $4,467  $3,775
Cost of sales                               2,167   1,538
                                           ------  ------
  Gross profit                              2,300   2,237
Operating expenses:
  Research and development                    578     496
  Marketing, general and administrative     1,705   1,475
                                           ------  ------
                                            2,283   1,971
                                           ------  ------
  Operating income                             17     266
Interest income                                40      42
                                           ------  ------
  Income before income taxes                   57     308
Income taxes                                   22     107
                                           ------  ------
 Net income                                $   35  $  201
                                           ======  ======

Net income per common and common
   equivalent share                        $  .02  $  .09
                                           ======  ======

Weighted average common and common
 equivalent shares outstanding              2,305   2,313
                                           ======  ======







   The accompanying notes are an integral part of these financial statements.

                      DSP TECHNOLOGY INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Thousands)

                                                                          Three months ended
                                                                               April 30,
                                                                         ---------------------
                                                                           1997        1996
                                                                         -------      -------
                                                                              (Unaudited)
Cash flows from operating activities:
  Net income                                                             $   35       $  201
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                           240          183
    Changes in current assets and liabilities:
     Accounts receivable                                                     28         (154)
     Inventories                                                           (434)          69
     Prepaid expenses and other                                              90          (28)
     Accounts payables                                                     (119)         (27)
     Accrued liabilities                                                    782         (108)
     Income taxes payable                                                  (130)         (79)
                                                                         ------       ------

      Net cash provided by (used in) operating activities                   492           57
                                                                         ------       ------

Cash flows from investing activities:
  Purchases of property and equipment                                      (110)        (295)
  Redemption of certificates of deposit, net                                 --          100
  Investment in software development                                       (170)        (175)
  Other                                                                      16          (75)
                                                                         ------       ------
       Net cash provided by (used in) investing activities                 (264)        (445)
                                                                         ------       ------
 Cash flows from financing activities:
  Proceeds from issuance of common stock                                      2            6
Increase (decrease) in cash                                                 230         (382)
                                                                         ------       ------
Cash at beginning of period                                               1,323        1,816
                                                                         ------       ------
Cash at end of period                                                    $1,553       $1,434
                                                                         ======       ======
Supplemental disclosure of cash flow information:
  Cash paid during period for income taxes                               $   10       $  175
                                                                         ======       ======

   The accompanying notes are an integral part of these financial statements.

                      DSP TECHNOLOGY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   Basis of Presentation.
     ---------------------

     The accompanying consolidated financial statements have been prepared, without audit, in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all the disclosures that would be presented in the Company's Annual Report on Form 10-K. The financial statements should be read in conjunction with the Company's January 31, 1997 financial statements and accompanying notes thereto.

     The information furnished reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim period. The results of operations for the periods presented are not necessarily indicative of results to be expected for the full year.

     For accounting purposes, the Company changed to a 52/53 week convention with the fiscal year ending on the Sunday nearest the end of January. However, for financial reporting purposes, each fiscal quarter or year is presented as if it ended on the last day of such period.

2.   Inventories.  Inventories are stated at the lower of cost (first-in, first-
     -----------
     out) or market. Inventories consist of:


                   April 30,  January 31,
                     1997        1997
                   ---------  -----------
                          (thousands)
Raw materials         $1,300       $1,221
Work in process          794          476
Finished goods           355          318
                      ------       ------
                      $2,449       $2,015
                      ======       ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

     This section of the report contains forward-looking statements regarding the Company's expected growth and enhanced future performance. All forward-looking statements are subject to risk and actual results could differ materially from those projected in the forward-looking statements as a result of many factors which are set forth below.

Results of Operations
---------------------

     Net sales for the first quarter of fiscal 1998 (three months ended May 4, 1997) increased by 18% to $4,467,000 from $3,775,000 in the first quarter of fiscal 1997 (three months ended April 30, 1996). The increase in net sales was due to the continuing growth in the Company's RedLine products sales, which remain the Company's largest product line, led the increase in first quarter sales this year compared to last year's first quarter.

     Cost of sales as a percentage of net sales increased to 49% in this year's first quarter compared to 41% in the first quarter last year. The increase in cost of sales is a result of service-related costs exceeding service-related revenues in the first quarter this year.

     Research and development expenses increased by $82,000 or 17% in the first quarter this year to $578,000 compared to the same period a year ago. The increase in expenses is primarily due to the continued ramp up of joint new product development with FEV, the Company's strategic ally in Germany and offset by higher capitalization of software development costs in this year's first quarter.

     Marketing, general and administrative expenses in the first quarter of fiscal 1998 increased by $230,000 or 16% to $1,705,000 from $1,475,000 in the same quarter last year. As a percentage of sales, however, expenses remained at the 38-39% level in both quarters. The increase primarily reflected additional sales, marketing and information systems personnel, and higher sales commissions due to higher sales and bookings.

     Net interest income was $40,000 this year compared to $42,000 in the first quarter last year.

     The effective tax rate computed for the first quarter this year was 38% compared to 35% in last year's first quarter. The Company reviews the tax rate quarterly and could make minor adjustments to reflect changing estimates.

Factors that May Affect Future Results
--------------------------------------

     The Company's future operating results may be affected by a number of factors, including: its ability to introduce new products, services and enhancements for its customers as demands for increasingly sophisticated measurement and control systems continue; timing of receipt of major system orders; timing of service revenues; product mix; uncertainties relative to global economic conditions; ability to compete for qualified personnel in various technical positions; the Company's ability to withstand competition particularly from several companies that are much larger in size than the Company; natural disasters, particularly earthquakes which may strike the California area where the Company's headquarters and manufacturing facility are located; and availability and cost of components for its products.

     Management expanded the services side of the Company's transportation market business. These services include systems integration, project management, commissioning and installation. These services are usually coupled with the sale of our RedLine products and has allowed us to pursue further growth in the transportation market by providing "one-stop" shopping to our customers. This services business raises several risk factors. Specifically, the success depends on the time it takes for services personnel and future staff to come up to speed on our products, customers and the services they will provide; market acceptance of the services; and the ability to manage customer projects profitably.

     Because of the foregoing factors, as well as other factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents increased by $230,000 during the quarter ended April 30, 1997, to $1,553,000. The increase was due primarily to cash provided by operating activities. Cash was used in the quarter to: a) purchase equipment for additional personnel, and b) investment in software development. The Company's working capital remained level at approximately $5.7 million compared to January 31, 1997. Current ratio remained strong at 2.7 to 1 at April 30, 1997 from 3.0 to 1.0 at January 31, 1997. At April 30, 1997, the Company has $1,000,000 secured bank line of credit. The Company currently anticipates that internally generated funds and bank borrowings will be sufficient to satisfy its anticipated operating and capital needs over the foreseeable future.

     At April 30, 1997, the Company had no material outstanding commitments to purchase capital equipment. Management believes that inflation has not had a material effect on the Company's operations and financial condition.

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


                                    DSP TECHNOLOGY INC.
                                    -------------------
                                      (Registrant)



                                    By:     /s/ Jose M. Millares
                                           ---------------------
                                               Jose M. Millares
                                               Chief Financial Officer

Date: June 6, 1997