Form 10-Q
period 1997-07-31
DSP TECHNOLOGY INC
filed 1997-09-17
CIK 773720

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

   X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
 -----
        Exchange Act of 1934
        For the quarterly period ended JULY 31, 1997 or
                                       -------------

        Transition report pursuant to Section 13 or 15(d) of the Securities
 -----
        Exchange Act of 1934
        For the transition period from                    to
                                       -------------------  --------------------

Commission File Number                             0-14677
                       ---------------------------------------------------------

                              DSP TECHNOLOGY INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                CALIFORNIA                              94-2832651
---------------------------------------       ----------------------------------
     (State or other jurisdiction of                  I.R.S. Employer
      incorporation or organization)               Identification Number

     48500 Kato Rd., Fremont, CA                           94538
---------------------------------------       ----------------------------------
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

                              YES     X        NO
                                   -------         -------


         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                             YES               NO
                                 --------         -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date:
          CLASS          OUTSTANDING AS OF SEPTEMBER 9, 1997
          -----          -----------------------------------
          COMMON STOCK              2,204,028

                     DSP TECHNOLOGY INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                   FORM 10-Q


                                                                            Page
                                                                            ----
PART I.        FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets -
                July 31, 1997 and January 31, 1997                            3

         Consolidated Statements of Income -
                Three months and six months ended July 31, 1997 and 1996      4

         Consolidated Statements of Cash Flows -
                Six months ended July 31, 1997 and 1996                       5

         Notes to Consolidated Financial Statements                           6

Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations                 7


PART II.       OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K.                                    8

         Signatures                                                           9

                     DSP TECHNOLOGY INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                             July 31,    January 31,
                                               1997         1997
                                            -----------  -----------
ASSETS                                      (Unaudited)
Current assets:
  Cash and certificates of deposit             $ 1,139        $1,323
  Accounts receivable                            7,097         4,784
  Inventories                                    2,733         2,015
  Deferred income taxes                            154           154
  Prepaid expenses                                 340           304
                                               -------        ------
  Total current assets                          11,463         8,580

Property and equipment                           1,428         1,540
Cost in excess of net assets of acquired
 business                                          311           362
Other assets                                     1,280         1,317
                                               -------        ------
                                               $14,482       $11,799
                                               =======       =======


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                            $ 1,030       $   799
   Accrued liabilities                           3,294         1,849
   Income taxes payable                            641           206
                                               -------       -------
          Total current liabilities              4,965         2,854

Deferred income taxes                              258           258

Commitments and contingencies                       --            --

Shareholders' equity:
   Preferred stock. Authorized 2,500,000 shares;
   none issued                                      --            --
   Common stock. 25,000,000 shares authorized;
   shares issued and outstanding:
   2,187,361 at July 31 and 2,179,962
   at January 31                                 3,012         2,988
   Retained earnings                             6,247         5,699
                                               -------       -------
        Total shareholders' equity               9,259         8,687
                                               -------       -------
                                               $14,482       $11,799
                                               =======       =======

       The accompanying notes are an integral part of these financial statements.

                      DSP TECHNOLOGY INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                           Three months ended  Six months ended
                                                 July 31,          July 31,
                                           ------------------  ----------------
                                             1997      1996     1997     1996
                                           --------  --------  -------  -------

Net sales                                    $5,445    $4,411   $9,912   $8,186
Cost of sales                                 2,570     1,900    4,737    3,438
                                             ------    ------   ------   ------
  Gross profit                                2,875     2,511    5,175    4,748
Operating expenses:
  Research and development                      530       573    1,108    1,069
  Marketing, general and administrative       1,605     1,647    3,310    3,122
                                             ------    ------   ------   ------
                                              2,135     2,220    4,418    4,191
                                             ------    ------   ------   ------
  Operating income                              740       291      757      557
Other income                                     69        40      109       82
                                             ------    ------   ------   ------
  Income before income taxes                    809       331      866      639
Income taxes                                    324       104      346      211
                                             ------    ------   ------   ------
  Net income                                 $  485    $  227   $  520   $  428
                                             ======    ======   ======   ======

  Net income per common and common
   equivalent share                          $  .21    $  .10   $  .23   $  .19
                                             ======    ======   ======   ======

Weighted average common and common
 equivalent shares outstanding                2,315     2,309    2,310    2,312
                                             ======    ======   ======   ======






   The accompanying notes are an integral part of these financial statements.

                     DSP TECHNOLOGY INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Thousands)

                                                                   Six months ended
                                                                       July 31,
                                                              ---------------------------
                                                                1997              1996
                                                              --------           --------
                                                                      (Unaudited)
Cash flows from operating activities:
  Net income                                                  $   485            $   428
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                 537                337
    Changes in current assets and liabilities:
      Accounts receivable                                      (2,313)             (1603)
      Inventories                                                (718)              (186)
      Prepaid expenses                                            (36)               (35)
      Accounts payables                                           231                (67)
      Accrued liabilities                                       1,445                914
      Income taxes payable                                        435                (98)
                                                              -------            -------

      Net cash provided by (used in)  operating activities         66               (310)
                                                              -------            -------

Cash flows from investing activities:
  Purchases of property and equipment                            (195)              (515)
  Investment in software development                             (195)              (285)
  Other                                                           116                (50)
                                                              -------            -------

      Net cash (used in) investing activities                    (274)              (850)
                                                              -------            -------

Cash flows from financing activities:
  Proceeds from issuance of common stock                           24                 12
                                                              -------            -------
      Net cash provided by financing activities                    24                 12
                                                              -------            -------

Increase (decrease) in cash                                      (184)            (1,148)
                                                              -------            -------

Cash at beginning of period                                      1323              2,015
                                                              -------            -------

Cash at end of period                                         $ 1,139            $   867
                                                              =======            =======

Supplemental disclosure of cash flow information:
  Cash paid during period for income taxes                    $    10            $   270
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

2.   Inventories.  Inventories are stated at the lower of cost (first-in, first-
     -----------
     out) or market. Inventories consist of:


                     July 31,   January 31,
                       1997        1997
                   -----------  -----------
                         (thousands)
Raw materials        $1,575       $1,316
Work in process         820          639
Finished goods          338          426
                     ------       ------
                     $2,733       $2,381
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

Results of Operations
---------------------

     Net sales for the second quarter of fiscal 1998 ended August 3, 1997 increased by $1,034,000 or 23% to $5,445,000 from $4,411,000 in the second quarter of fiscal 1997 ended July 31, 1996. Net sales for the first six months of fiscal 1998 were $9,912,000 or 21% higher than net sales of $8,186,000 in the first six months of fiscal 1997. The increases were due to continued strong demand for the company's RedLine data acquisition products and turnkey services.

     Cost of sales as a percentage of net sales increased to 47% in this year's second quarter from 43% in the same period last year. Cost of sales as a percentage of net sales also increased to 48% in the first half of fiscal 1998 compared to 42% in the first half of fiscal 1997. The increases is a result of product mix with service-related revenues becoming a bigger part of the Company's business as had been anticipated. Cost of sales for the Company's core products, the RedLine ADAPT and ACAP systems, remain at historical 40% levels.

     Research and development expenses decreased by $43,000 to $530,000 in the second quarter this year compared to $573,000 in the same period last year while expenses in the first half of this year increased by $39,000 to $1,108,000 from $1,069,000 in the first half of fiscal 1997. The decrease in the second quarter this year is primarily due to lower prototyping costs and higher expense allocation to cost of sales. The increase in the first half this year is due to the continued ramp up of joint new product development with FEV, the Company's strategic ally in Germany.

     Marketing, general and administrative expenses in the second quarter of fiscal 1998 decreased by $42,000 or 3% to $1,605,000 compared to the same period a year ago. Expenses in the first six months of this year increased by $188,000 to $3,310,000 from $3,122,000 last year. As a percentage of sales, however, expenses decreased to 29% from 37% in the second quarter this year and to 33% from 38% in the first half of this year compared to the respective periods last year. The decrease in the second quarter reflect the Company's ability to use its resources more efficiently.

     Net other income was $69,000 in this year's second quarter compared to $40,000 last year and $109,000 in the first half compared to $82,000 in the same period last year. Higher other incomes reflect gains from sale of fixed assets and higher available cash invested in interest-bearing accounts at higher interest rates this year compared to the same period last year.

     The effective tax rate computed for the second quarter and first half this year was 40% compared to 31% and 33% in last year's second quarter and first half, respectively. The higher tax rates this year reflect the higher domestic income contribution this year versus last year. Domestic tax rates tend to be higher than the Company's foreign subsidiary's tax rates. The company reviews the tax rate quarterly and could make minor adjustments to reflect changing estimates.

Liquidity and Capital Resources
-------------------------------

     Cash decreased by $184,000 during the six month period ended July 31, 1997. The decrease was due to the increase in accounts receivable brought about by high shipments in the last month of the period. The primary use of the Company's cash in the first half of fiscal 1997 has been: a) the purchase of capital equipment used to equip additional personnel, and b) investment in software development.

     Working capital at July 31, 1997 was $6,498,000 compared to $5,726,000 at the beginning of the fiscal year, while the current ratios stood at 2.3 to 1.0 at July 31, 1997 and at 3.0 to 1.0 at January 31, 1997. At July 31, 1997, the Company has a $1,000,000 secured bank line of credit. The Company currently anticipates that internally generated funds and bank borrowings will be sufficient to satisfy its anticipated operating and capital needs over the foreseeable future.

     At July 31, 1997, the Company had no material outstanding commitments to purchase capital equipment. Management believes that inflation has not had a material effect on the Company's operations or financial condition.

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

Part II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     The Company's Annual Meeting of Shareholders was held on June 20, 1997. There were 2,180,962 shares outstanding on April 25, 1997, the date of record. There were 2,116,121 (approximately 97%) shares represented at the meeting in person or by proxy.

     All four director candidates were elected with no director candidate receiving fewer than 1,981,000 votes.

     The proposal to increase the number of shares of the Company's Common Stock reserved for issuance under its 1991 Stock Option Plan by 100,000 from 918,327 to 1,018,327 was approved. Total votes counted were 2,093,442 shares with 1,555,923 shares or 74.3% of total votes for, 448,499 or 21.4% against and 89,020 or 4.3% abstaining.

     The proposal for the reincorporation of the Company in the State of Delaware and other related changes to the rights of shareholders was approved with 1,091,548 votes for, 435,634 against and 18,687 abstaining.

     The appointment of Grant Thornton as the independent accountants of the Company for the fiscal year ending January 31, 1998 was ratified with 1,924,000 votes for, 199,451 against, and 12,300 abstaining.

     The voting with respect to the proposals to approve Proposal Four which contain certain additional anti-takeover measures under the Company's Delaware Certificate of Incorporation and Delaware By-Laws was adjourned until July 21, 1997, because votes from a large portion of the outstanding shares had not yet been cast.

     The Annual Meeting was reconvened on July 21, 1997 to take up Proposal Four whose voting was adjourned at the June 20, 1997 meeting. There were 2,116,121 (approximately 97%) shares represented at the meeting in person or by proxy. It was announced that based upon shareholder voting by proxy, no portion of Proposal Four passed. None of the measures of Proposal Four received more than 842,000 votes for the measure.

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


                                                     DSP TECHNOLOGY INC.
                                                   -----------------------
                                                        (Registrant)



                                       By:  /s/ Jose M. Millares
                                            -----------------------------
                                                Jose M. Millares
                                             Chief Financial Officer



Date: September 11, 1997