Form 10-Q
period 1997-10-31
DSP TECHNOLOGY INC
filed 1997-12-18
CIK 773720

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended OCTOBER 31, 1997 or
                                       ----------------

   [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the transition period from ___________ to ____________

Commission File Number                            0-14677
                                               -------------

                              DSP TECHNOLOGY INC.
                              -------------------
            (Exact name of registrant as specified in its charter)

               DELAWARE                                       94-2832651
           ----------------                                 ---------------
(State or other jurisdiction of                             I.R.S. Employer
 incorporation or organization)                          Identification Number

       48500 KATO RD., FREMONT, CA                               94538
       ---------------------------                             ---------
(Address of principal executive offices)                       (Zip Code)

                                (510) 657-7555
                               -----------------
              (Registrant's telephone number including area code)

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

                        YES              NO
                             ------         ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date:

          CLASS          OUTSTANDING AS OF DECEMBER 12, 1997
          -----          -----------------------------------
          COMMON STOCK                   2,241,161

                      DSP TECHNOLOGY INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                   FORM 10-Q


                                                                                        Page
                                                                                        ----
PART I.        FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Balance Sheets -
                October 31, 1997 and January 31, 1997                                     3

          Consolidated Statements of Income -
                Three months and nine months ended October 31, 1997 and 1996              4

          Consolidated Statements of Cash Flows -
                Nine months ended October 31, 1997 and 1996                               5

          Notes to Consolidated Financial Statements                                      6

Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations                             7

PART II.       OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits and Reports on Form 8-K.                                               9

          Signatures                                                                      9

                      DSP TECHNOLOGY INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                        October 31,   January 31,
                                                            1997         1997
                                                        ------------  -----------
ASSETS                                                  (Unaudited)

Current assets:
        Cash and certificates of deposit                    $ 1,579       $ 1,323
        Accounts receivable                                   8,384         4,784
        Inventories                                           2,734         2,015
        Deferred income taxes                                   154           154
        Prepaid expenses                                        310           304
                                                            -------       -------
                Total current assets                         13,161         8,580

Property and equipment                                        1,359         1,540
Cost in excess of net assets of acquired
 business                                                       307           362
Other assets                                                  1,314         1,317
                                                            -------       -------
                                                            $16,141       $11,799
                                                            =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

        Accounts payable                                    $   400       $   799
        Accrued liabilities                                   4,719         1,849
        Income taxes payable                                    762           206
                                                            -------       -------
                Total current liabilities                     5,881         2,854

Deferred income taxes                                           258           258

Commitments and contingencies                                    --            --

Shareholders' equity:
        Preferred stock. Authorized 2,500,000 shares;
         one issued                                              --            --
        Common stock. 25,000,000 shares authorized;
         shares issued and outstanding: 2,240,261 at
         October 31 and 2,179,962 at January 31               3,237         2,988
        Retained earnings                                     6,765         5,699
                                                            -------       -------
                Total shareholders' equity                   10,002         8,687
                                                            -------       -------
                                                            $16,141       $11,799
                                                            =======       =======

  The accompanying notes are an integral part of these financial statements.

                      DSP TECHNOLOGY INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                           Three months ended             Nine months ended
                                                October 31,                  October 31,
                                           -------------------            -----------------
                                            1997         1996              1997      1996
                                           ------       ------            -------   -------

Net sales                                  $5,892       $4,572            $15,804   $12,758
Cost of sales                               2,640        1,868              7,377     5,306
                                           ------       ------            -------   -------
  Gross profit                              3,252        2,704              8,427     7,452
Operating expenses:
  Research and development                    718          564              1,826     1,633
  Marketing, general and administrative     1,719        1,737              5,029     4,859
                                           ------       ------            -------   -------
                                            2,437        2,301              6,855     6,492
                                           ------       ------            -------   -------
  Operating income                            815          403              1,572       960
Interest income                                47           13                156        95
                                           ------       ------            -------   -------
  Income before income taxes                  862          416              1,728     1,055
Income taxes                                  345          140                691       351
                                           ------       ------            -------   -------
  Net income                               $  517       $  276            $ 1,037   $   704
                                           ======       ======            =======   =======

  Net income per common and common
   equivalent share                        $  .22       $  .12            $   .45   $   .31
                                           ======       ======            =======   =======

Weighted average common and common
 equivalent shares outstanding              2,350        2,290              2,323     2,305
                                           ======       ======            =======   =======



   The accompanying notes are an integral part of these financial statements.

                      DSP TECHNOLOGY INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Thousands)


                                                                       Nine months ended
                                                                          October 31,
                                                                  ---------------------------
                                                                   1997                1996
                                                                  -------             -------
                                                                           (Unaudited)
Cash flows from operating activities:
  Net income                                                      $ 1,037             $   704
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                     804                 610
    Changes in current assets and liabilities:
      Accounts receivable                                          (3,600)             (1,058)
      Inventories                                                    (719)               (237)
                Prepaid expenses                                       (6)                (62)
      Accounts payables                                              (399)                (38)
      Accrued liabilities                                           2,870                (489)
      Income taxes payable                                            556                (272)
                                                                  -------             -------

      Net cash provided by (used in)  operating activities            543                 136
                                                                  -------             -------

Cash flows from investing activities:
  Purchases of property and equipment                                (268)               (806)
  Investment in software development                                 (320)               (405)
  Other                                                                52                (109)
                                                                  -------             -------

      Net cash investing activities                                  (536)             (1,320)
                                                                  -------             -------

Cash flows from financing activities:
  Proceeds from issuance of common stock                              249                  67
                                                                  -------             -------
      Net cash provided by financing activities                       249                  67
                                                                  -------             -------

Increase (decrease) in cash                                           256              (1,117)
                                                                  -------             -------

Cash at beginning of period                                         1,323               2,015
                                                                  -------             -------

Cash at end of period                                             $ 1,579             $   898
                                                                  =======             =======

Supplemental disclosure of cash flow information:
  Cash paid during period for income taxes                        $    77             $   559
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

     For accounting purposes, the Company changed to a 52/53 week convention with the fiscal year ending on the Sunday nearest the end of January. However, for financial reporting purposes, each fiscal quarter or year is presented as if it ended on the last day of such period. The third quarter fiscal 1998 ended November 2, 1997.

2.   Inventories.  Inventories are stated at the lower of cost (first-in, first-
     -----------
     out) or market. Inventories consist of:

                        October 31,             January 31,
                           1997                     1997
                        -----------             ------------
                                     (thousands)
     Raw materials           $1,325                  $1,221
     Work in process          1,092                     476
     Finished goods             317                     318
                             ------                  ------
                             $2,734                  $2,015
                             ======                  ======

3.   Accounts Receivable and Accrued Liabilities.  Accounts receivable and
     --------------------------------------------
     accrued liabilities at October 31, 1997 include $1,833,000 in receivables for customer advanced payment commitments against contracts. In the future, the Company will not recognize the receivable; instead, it will recognize the accrued liability at the time the Company receives the advance payment from the customer.

4.   The Company reincorporated in Delaware on September 12, 1997.

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

Results of Operations
---------------------

     Net sales for the third quarter of fiscal 1998 ended November 2, 1997 increased by $1,320,000 or 29% to $5,892,000 from $4,572,000 in the third quarter of fiscal 1996 ended October 31, 1996. Net sales for the first nine months of fiscal 1998 were $15,804,000 or 24% higher than net sales of $12,758,000 in the first nine months of fiscal 1997. The increases were due to continued strong demand for the company's RedLine data acquisition products and turnkey services.

     Third quarter cost of sales as a percentage of net sales increased to 45% in this year from 41% in the same period last year. Cost of sales as a percentage of net sales also increased to 47% in the first nine months this year compared to 42% in fiscal 1997's first nine months. As anticipated, the increases in cost of sales were a result of product mix with lower-margin service-related revenues becoming a bigger part of the Company's business.

     Research and development ("R&D") expenses increased by $154,000 to $718,000 in the third quarter this year compared to $564,000 in the same period last year. R&D expenses in the first nine months of this year increased slightly to $1,826,000 from $1,633,000 in the first nine months of fiscal 1997. The increases in expenses in both the third quarter and the first nine months were primarily due to higher development costs associated with new RedLine products scheduled for introduction in the Spring of 1998 and beyond.

     Marketing, general and administrative expenses in the third quarter of fiscal 1998 decreased slightly to $1,719,000 from $1,737,000 in the same quarter last year. For the first nine months of this year, marketing, general and administrative expenses increased by $170,000 or 3% to $5,029,000 compared to $4,859,000 last year. As a percentage of sales, however, expenses decreased to 29% from 38% in the third quarter and to 32% from 38% in the first nine months of this year compared to the respective periods last year. The higher expenses were principally due to additional sales and marketing staff, and higher internal sales commissions due to higher sales bookings.

     The effective tax rate computed were 40% for the third quarter and 40% for the first nine months this year compared to 34% for the third quarter and 33% for the first nine months last year. The tax rates computed depend primarily on the profit contribution mix between the Company's U.S. operations and U.K. subsidiary. The higher rates this year reflect higher domestic profit contribution this year versus last year. Domestic tax rates tend to be higher than the foreign subsidiary's tax rate. Other factors that may affect the tax rates include R&D tax credits and software capitalization levels. The company reviews the tax rate quarterly and could make minor adjustments to reflect changing estimates.

Liquidity and Capital Resources
-------------------------------

     Cash increased by $256,000 during the nine month period ended November 2, 1997. Accounts receivable increased by $3,600,000 brought about by high shipments in the last month of the period and the inclusion of approximately $1,833,000 in customer advanced deposit commitments. The primary use of the Company's cash in the first nine months of fiscal 1998 has been: the purchase of capital equipment used to equip additional personnel and to upgrade our information systems capabilities, and investment in software development.

     Working capital at November 2, 1997 improved to $7,911,000 compared to $5,726,000 at the beginning of the fiscal year, while the current ratio stood at
2.6 to 1.0 at November 2, 1997 and at 3.0 to 1.0 at January 31, 1997. At November 2, 1997, the Company has a $1,000,000 secured bank line of credit. The Company currently anticipates that internally generated funds and bank borrowings will be sufficient to satisfy its anticipated operating and capital needs over the foreseeable future.

     At November 2, 1997, the Company had no material outstanding commitments to purchase capital equipment.

Factors That May Affect Future Results
--------------------------------------

     The Company's future operating results may be affected by a number of factors, including: timing of receipt of major system orders; timing of service revenues; product mix; the Company's ability to timely introduce new products, services and enhancements for its customers and achieve market acceptance as demands for increasingly sophisticated measurement and control systems continue; uncertainties relative to global economic conditions; ability to attract and retain for qualified personnel in various technical positions; the Company's ability to withstand competition particularly from several companies that are much larger in size than the Company; international currency fluctuations; natural disasters, particularly earthquakes which may strike the California area where the Company's headquarters and manufacturing facility are located; and availability and cost of components for its products.

     Management expanded the services side of the Company's transportation market business. These services include systems integration, project management, commissioning and installation. These services are usually coupled with the sale of our RedLine products and has allowed us to pursue further growth in the transportation market by providing "one-stop" or turnkey shopping to our customers. This services business raises several risk factors. Specifically, the success depends on the time it takes for services personnel and future staff to come up to speed on our products, customers and the services they will provide; market acceptance of the services; the ability to manage customer projects profitably; the ability to integrate our products with other vendors' products; availability and quality of other vendors' products; and other scheduling and delivery risks.

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

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

        A. Exhibits:
        The following exhibits are filed or incorporated by reference as part of this Report:

Ex. No.   Description
-------   -----------

3.1 Agreement and Plan of Merger between DSP Technology Inc., a California corporation, and DSP Technology Inc., a Delaware corporation, dated April 28, 1997, including as Exhibit A, Registrant's Certificate of Incorporation.

3.2       Amended Restated By-Laws of Registrant.

10.53     1991 Stock Option Plan, as amended

27        Financial Data Schedule

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



                                     DSP TECHNOLOGY INC.
                                   -----------------------
                                      (Registrant)



                                 By:  /s/ Jose M. Millares
                                    -------------------------
                                      Jose M. Millares
                                      Chief Financial Officer



Date: December 16, 1997

                                 EXHIBIT INDEX



Ex. No.   Description
-------   -----------

3.1 Agreement and Plan of Merger between DSP Technology Inc., a California corporation, and DSP Technology Inc., a Delaware corporation, dated April 28, 1997, including as Exhibit A, Registrant's Certificate of Incorporation.

3.2       Amended Restated By-Laws of Registrant.

10.53     1991 Stock Option Plan, as amended

27        Financial Data Schedule