Form 10-K
period 1998-01-31
DSP TECHNOLOGY INC
filed 1998-04-21
CIK 773720

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934
         For the Fiscal Year Ended January 31, 1998 or
                                   ----------------

         TRANSITION REPORT PURSUANT TO SECTION 14 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934
         For the transition period from _________________ to __________________

                        Commission File Number 0-14677

                              DSP TECHNOLOGY INC.
            (Exact name of registrant as specified in its charter)

                      DELAWARE                                                  94-2832651
(State or other jurisdiction of incorporation or organization)       (IRS Employer Identification No.)

                  48500 KATO ROAD, FREMONT, CALIFORNIA 94538
              (Address of principal executive offices, zip code)

      Registrant's telephone number, including area code: (510) 657-7555

          Securities registered pursuant to Section 12(b) of the Act:
                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $.001 PAR VALUE
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

     The aggregate market value of registrant's voting Common Stock held by non-affiliates of the registrant was approximately $16,316,000 (based on the closing sales price of the Company's Common Stock at March 31,1998 as reported by NASDAQ). Shares of Common Stock held by each officer and director and by each person who owns more than 5% of the Company's Common Stock have been excluded because such persons may be deemed to be affiliates. This is not intended to be a conclusive determination of affiliate status for any other purposes. The number of shares outstanding of the registrant's Common Stock at March 31, 1998 was 2,277,360.

                     DOCUMENTS INCORPORATED BY REFERENCE:

     Information in Part III is incorporated by reference to the Proxy Statement for the Company's 1998 Annual Meeting of Shareholders which is to be filed with the Securities and Exchange Commission before May 1, 1998.

     This report (including exhibits) contains 71 pages. The Index to Exhibits begins on page 33 of this report.

                                    PART I

ITEM 1:   BUSINESS

     This report contains, in addition to historical information, forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These foward-looking statements are subject to certain risks and uncertainties, including those discussed in this report. Actual results could differ materially from those projected in the forward-looking statements as a result of competition, technological change and other risks detailed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors that May Affect Future Results". In this report the words "anticipates," "believes," "expects," "intends," "may," "future," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

INTRODUCTION

     The Company designs, develops, manufactures, markets and integrates high-speed computer-automated instrumentation for measurement and control applications in three major areas: powertrain testing, vehicle safety and component testing, and general data acquisition and signal analysis. The transportation industry is currently its largest market and major focus.

     The Company's products are used to gather and measure analog signals generated by transducers and/or detectors which measure physical properties such as temperature, pressure, acceleration and radiation. These products have been used primarily in the transportation industry in applications as diverse as powertrain testing, dynamometer control, automotive combustion research, and vehicle impact testing. To a lesser extent, aerospace companies, universities and government-funded agencies use the Company's products in ultrasonics, chemical kinetics, plasma diagnostics, spectroscopy, fusion research, explosives testing, and vibration analysis.

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

     DSP Technology Inc. (the "Company") was incorporated in California in July 1982 and commenced operations in May 1984. The Company reincorporated in Delaware in September 1997. All references in this report to the "Company" and "DSPT" refer to DSP Technology Inc. and its wholly-owned subsidiaries.

STRATEGY

     The Company's strategy is to focus its resources on its largest market, the transportation market. The Company defines the transportation market as including the following industries and segments: major vehicle manufacturers and their suppliers, the diesel industry (e.g., manufacturers of heavy trucks, farm and construction equipment, and large stationary engines), the fuels and lubricants industry, and small engine manufacturers. The Company believes that the fundamental factors of government environmental regulation, global competition among vehicle manufacturers, and rapid technological progress are expanding the demand for advanced turnkey powertrain test solutions. Large domestic and international customers demand more custom turnkey solutions that require more complex services. The Company believes that investments in this area are necessary and logical steps towards expanding its share of the transportation market.

     To address its transportation industry customers' needs, the Company announced its strategic decision, in the beginning of fiscal 1997, to: (1) focus more heavily and expand its capabilities on the services side of the business;
(2) continue development of new products with higher levels of capability and integration; and (3) take a more aggressive approach to marketing with the goal of becoming a full-service company capable of manufacturing and providing turnkey integration of the Company's products.

     The Company, starting in fiscal 1997, invested heavily in developing significant service capabilities in the areas of custom manufacturing, system integration, project engineering and management, installation and commissioning. These services are now offered as part of the sale of transportation products as Test Cell Services.

     The Company continues to invest in the development of data acquisition products. The following systems, BaseLine ADAPT, ADAPT-DAC and ADAPT-CAS, were introduced at the 1998 Society of Automotive Engineers ("SAE") show in Detroit, Michigan in February 1998. See "Products and Customers---Powertrain Testing Products" for description of these products.

     In fiscal 1997, the Company also invested in new sales and marketing personnel to support the expected growth in sales and increased marketing activity. The added personnel were hired three to six months in advance of the revenue opportunities to permit formal and on-the-job training in the Company's products and processes. The Company has also embarked on setting up marketing alliances to enhance its product offerings. This has resulted in the introduction at the SAE show of RedLine Dyno, a line of low inertia, high response dynamometers.

PRODUCTS AND CUSTOMERS

     The Company manufactures and markets data acquisition and control products in the form of integrated systems, modules and proprietary software developed by the Company. These products are categorized into three application areas: powertrain testing, vehicle safety and component testing, and general data acquisition and signal analysis.

     Powertrain Testing Products:
     ----------------------------

     Powertrain testing is a critical discipline in the transportation industry. DSPT supplies a wide range of products and services for powertrain test cells. DSPT's RedLine and BaseLine products are accepted as standards by leading automakers around the world. These systems help its customers develop more cost effective, fuel efficient engines. By integrating hardware, software, services and expertise into a cost-effective system, DSPT creates solutions that focus on its customers' specific needs. These solutions, based on industry standards, provide long-term flexibility for changing test requirements. The Company's major customers in the transportation market are General Motors ("GM"), Hyundai Motor ("Hyundai"), Sverdrup Technology, Inc. ("Sverdrup"), Waukesha Engine, FEV, Lubrizol Corporation, Lotus Engineering, Ltd., and Chrysler Corporation.

     RedLine ADAPT-DAC.  The data acquisition and control system is a crucial
     ------------------
component in a powertrain test cell. RedLine ADAPT-DAC offers real-time control over the engine under test. Multi-processor architecture allows the system to acquire data on hundreds of preset parameters simultaneously as the engine responds to test conditions. It can interface with and control a wide variety of other test instruments and systems, including emission benches, combustion analyzers and other devices. With its networking capabilities, ADAPT-DAC can provide centralized, remote control of an entire suite of test cells. It features innovative graphics and runs on a PC in the Windows environment. The systems sell from $60,000 for a base system up to $500,000 with accessory products, hardware spares, custom software, integration, installation and training.

     RedLine ADAPT-CAS. The Company introduced the RedLine ADAPT-CAS at the SAE
     ------------------
show in February 1998. It is the third generation combustion analysis product of RedLine ACAP which was introduced in 1991. ADAPT-CAS incorporates years of feedback from industry leaders around the world. Designed for seamless integration with ADAPT-DAC or with VME or VXI systems from other vendors, it enhances the usefulness and quality of test data, raises the efficiency of test cell operations and increases test safety. It is easy to use and features dynamic graphic displays. Integrated with ADAPT-DAC, the combined system offers a single user interface for operation, display of data, and system configuration. The systems range in price from approximately $30,000 for a base system to over $150,000.

     RedLine DYNO.  The Company offers a line of dynamometers called RedLine
     -------------
DYNO. These dynamometers are low-inertia, high-response units designed for the quick transient conditions of sophisticated powertrain testing. They interface directly with RedLine ADAPT-DAC and provide another element in the complete solution for powertrain testing. The systems range in price from approximately $25,000 to $125,000.

     RedLine CONNECT.  As test cell electronics proliferate, test-cell wiring
     ----------------
becomes more complex, time-consuming and error-prone. The RedLine CONNECT system provides a fast, simple, modular solution for interfacing test cell instrumentation and signals. It combines the flexibility of individual signal connections with the speed and convenience of single-point mass termination. These systems range in price from approximately $10,000 to $25,000.

     BaseLine ADAPT.   BaseLine ADAPT is a self-contained data acquisition and
     ---------------
control system needing only a PC workstation and test cell interfaces to implement an operational test system. It is the lower cost alternative to RedLine ADAPT and offers space savings of approximately 70%, a significant advantage in the equipment-crammed environment of today's test cell. Typical systems range in price from approximately $35,000 to $45,000.

     Test Cell Instrumentation and Accessory Products.  The Company provides a
     -------------------------------------------------
comprehensive array of test cell accessories (e.g., engine supports, coolant control systems, containerized powertrain test cells) as integral parts of RedLine installations.

     Test Cell Services.  Test Cell services personnel work in close partnership
     -------------------
with its customers to design, install and service a wide variety of powertrain test facilities. In the planning phase, project and applications engineers work closely with customers' selected contractors to design and integrate complex systems and facilities that will meet their needs. During installation, the Company's installers and commissioning engineers work with the customer to ensure timely completion and thorough testing of all equipment.

     Vehicle Safety and Component Testing Products.
     ----------------------------------------------

     IMPAX Data Acquisition Systems ("IMPAX").  IMPAX is a system typically used
     -----------------------------------------
in collecting and processing data from full-scale vehicle crash tests, sled simulators and component test stands. In addition, they have been used for investigating lift-off dynamics for space launch vehicles. Systems prices range from about $150,000 to $600,000 depending on the configuration. Major customers for this product are General Motors, Autoliv, Lockheed-Martin, Sandia National Laboratory and Morton International.

     General Data Acquisition and Signal Analysis Products.
     ------------------------------------------------------

     Signal Acquisition Products ("SigLab").  SigLab high-performance signal
     ---------------------------------------
acquisition products are subsystems for personal computers and workstations in the electronic and electro-mechanical device analysis market. SigLab products provide a cost-effective, portable technology for measurement applications like computer hard disk head positioning or acoustic noise suppression systems in automobiles. The products are controlled by and integrated with the MATLAB software from The MathWorks Inc., of Natick, Massachusetts. The products range in price from $ 5,000 for a base 2-channel unit to $21,000 for an 8-channel system with optional software and additional memory. Major customers for these products are distributors such as Signaltech, Phase Metrics, USAF-Phillips Lab, Honeywell Satellite Systems, Southwest Research Institute and Sigmatest.

     Custom Data Acquisition Systems.  The Company also designs custom systems
     --------------------------------
for customer-specific measurement or control applications. These systems are configured from the Company's line of modules, such as, signal conditioners, transient recorders, analog-to-digital converters and interface modules. These systems are typically sold to universities, government-funded labs and research and development labs. The typical selling price of a system ranges from about $25,000 to about $300,000 for a complex installation. Major customers for these products are Naval Air Warfare Center, Westinghouse Electric and Aberdeen Proving Grounds.

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

MARKETING AND SALES

     In the United States, the Company primarily sells and services its products through its own sales and service organizations located in Michigan and California. In Canada, Western Europe, Korea and Japan, the Company sells its products through independent distributors through whom the Company provides technical and administrative assistance. For its transportation market products, the Company distributes its products through FEV in Europe except for the United Kingdom. In the United Kingdom, the Company operates a sales and customer support subsidiary for its powertrain testing products. The Company's standard terms of sale generally require payment within 30 days of shipment.

     The following customers accounted for over 10% of fiscal 1998 net sales: GM at 21% of net sales and Hyundai at 14% of net sales. GM accounted for 18% and 11% of net sales in fiscal 1997 and fiscal 1996, respectively. No other customer accounted for 10% or more of the Company's net sales in fiscal years 1998, 1997 or 1996.

     Export sales, primarily to the United Kingdom, Western Europe, and the Far East, accounted for approximately 35%, 32%, and 18% of sales in 1998, 1997 and 1996, respectively (See Note J of Notes to Consolidated Financial Statements).

     At January 31, 1998 the Company had an order backlog of approximately $11,500,000, compared to a backlog of approximately $9,500,000 at January 31, 1997, and approximately $4,900,000 at January 31, 1996. Backlog consists of orders believed by management to be firm and scheduled for delivery within twelve months. However, most orders can be rescheduled or canceled by customers without significant penalty. In addition, backlog is dependent on the timing of orders, particularly large orders, and on seasonal spending for capital requirements. Accordingly, backlog at January 31, 1998, or at any other date, may not be indicative of prospective sales.

SERVICE AND WARRANTY

     The Company maintains a telephone "hotline" staffed with qualified technicians to respond to service calls. Most servicing is performed at its facilities in Fremont, California and Ann Arbor, Michigan.

     The Company generally extends a one year warranty for its products. Warranty costs have been nominal to date.

RESEARCH AND DEVELOPMENT

     The Company's ability to compete successfully in an industry subject to rapid technological change depends on, among other things, its ability to anticipate and respond to such change. Accordingly, the Company is committed to a high level of research and development activity. The Company incurred expenditures for research and development of $2,352,000 in fiscal 1998, $2,203,000 in fiscal 1997, and $2,250,000 in fiscal 1996, representing 11%, 12%, and 14%, of total sales in each such period. In accordance with the Statement of Financial Accounting Standards No. 86 which requires the capitalization of software development costs incurred subsequent to establishment of the technological feasibility of producing the finished software product, the Company capitalized $517,000, $630,000, and $322,000, in fiscals 1998, 1997 and
1996, respectively.

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

COMPETITION

     Competition, from both U.S. and foreign competitors, is strong and active. Some of these competitors are substantially larger companies with greater resources. Management believes that these companies include AVL located in Graz, Austria, and Sverdrup, a system integrator based in Tennessee.

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

EMPLOYEES

     The Company had 145 employees at January 31, 1998. Of these employees, 92 worked in manufacturing and engineering, 37 in marketing and sales and 16 in administration. None of the Company's employees is represented by a labor union and there has never been a disruption of operations due to labor dispute.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth information as to each executive officer as of March 31, 1998:

         NAME           AGE                               OFFICE
F. Gil Troutman, Jr.     54       President and Chief Executive Officer
Alan S. Broad            51       Senior Vice President
Joe M. Millares, Jr.     44       Vice President, Finance, Chief Financial Officer and Secretary
Larry Moulton            52       Director of Operations

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

     Dr. Broad has served as Senior Vice President since March 1986 and as Vice President of Engineering since April 1985. In 1981, Dr. Broad co-founded Transiac and served as Director and Vice President of Transiac until it was acquired by the Company in 1985.

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

ITEM 2:   PROPERTIES

     The Company's facilities consist of approximately 28,000 square feet of space in Fremont, California and about 21,000 square feet of space in Ann Arbor, Michigan which are leased under operating leases. The Fremont facility lease which expires in October 1998 provides for monthly rent payments of $13,009 during the first year and progressing to $15,146 during the final year. The Company is currently negotiating to extend its Fremont facility lease. The Ann Arbor facility leases consist of a) a seven year lease for one building which expires in January 2000, providing for monthly rent payments starting in January 1993 of $8,551 during the first year and increasing annually until the monthly payments reach $10,257 during the seventh year; and b) a 31-month lease which expires in June 1999, with monthly rent payments of $4,308 from December 1996 through May 1998 and increasing to $4,602 per month thereafter. The Company is obligated to pay real estate taxes, insurance and maintenance expenses associated with the leased facilities. Management believes that the existing facilities are adequate for the Company's present operation.

ITEM 3:   LEGAL PROCEEDINGS

     Not applicable.


ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended January 31, 1998.


                                    PART II

ITEM 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     The Company's Common Stock is currently traded on the NASDAQ Market under the symbol DSPT. The following table sets forth, for the periods indicated, the high and low closing sales prices of the Common Stock as reported by NASDAQ.

                   Year ended January 31, 1998   Year ended January 31, 1997
                   ---------------------------   ---------------------------
                          High           Low            High           Low
                          ----           ---            ----           ---

First Quarter            $ 6-3/8        $5-3/8         $6-5/8         $4-1/4
Second Quarter                 6         4-7/8          6-3/4              5
Third Quarter             11-5/8         5-5/8          5-3/4          4-1/2
Fourth Quarter           11-5/16             8          6-5/8          4-1/4

HOLDERS

     The approximate number of holders of record of the Company's Common Stock at March 31, 1998 was 86. The Company believes that these recordholders hold beneficially for more than 500 shareholders.

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

                              DSP Technology Inc.
                   (In thousands, except per share amounts)

                                              1998      1997      1996      1995      1994
                                              ----      ----      ----      ----      ----
Operating Results Data (for the year):
-------------------------------------

  Net sales                                  $22,038   $17,987   $15,538   $12,977   $9,180
  Net income                                   1,646       914     1,277       874      250
  Net income per common share (diluted)          .68       .40       .55       .40      .12

Balance Sheet Data (at year end):
--------------------------------

  Working capital                            $ 8,173   $ 5,726   $ 5,472   $ 4,190   $3,644
  Total assets                                16,730    11,799    10,294     8,744    6,774
  Long-term obligations                           --        --        --        --       --
  Stockholders' equity                        10,657     8,687     7,698     6,268    5,390

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

                                            Year ended January 31,
                                           -------------------------
                                            1998      1997     1996
                                           -------   ------   ------

Net sales                                     100%     100%     100%
Cost of sales                                  46       44       40
Research and development                       11       12       14
Marketing, general and administrative          31       37       33
Operating income                               12        7       13
Net income                                      7        5        8

     Net sales increased by 23% to $22,038,000 in fiscal 1998 and by 16% to $17,987,000 in fiscal 1997. The increases in fiscal 1998 and fiscal 1997 were primarily due to continued increase in demand for the Company's RedLine data acquisition and control products and custom turnkey services.

     Cost of sales as a percentage of net sales were 46%, 44%, and 40% in fiscals 1998, 1997 and 1996, respectively. As anticipated, the increase in cost of sales for fiscal 1998 is a result of product mix with lower margin turnkey service-related revenues becoming a bigger part of the Company's business. The increase in cost of sales in fiscal 1997 primarily reflects the expansion of the service staff to increase the Company's capacity to build, install and commission RedLine products. These new personnel were brought on-board ahead of time to support expected growth in service-related revenues. Cost of sales for the Company's core products (e.g., RedLine ADAPT, RedLine ACAP) remain at historical 40% levels.

     Research and development expenses remained in the $2.2 million to $2.3 million range for the three years reported. As a percentage of net sales, however, research and development expenses decreased to 11% in fiscal 1998 from 12% and 14% in fiscals 1997 and 1996, respectively. The slight increase in fiscal 1998 expenses in absolute dollars over the previous year was due to higher development costs associated with the new RedLine products that were recently introduced at the SAE Show in Detroit, Michigan. The decrease in expenses in fiscal 1997 was due primarily to the higher capitalization of software development costs in fiscal 1997 which more than offset increased personnel staffing.

     Marketing, general and administrative ("MG&A") expenses increased by 3% to $6,916,000 in fiscal 1998, and decreased as a percentage of sales to 31% in fiscal 1998 from 37% in fiscal 1997. The numbers reflect the Company's success this year in using its resources more efficiently. MG&A expenses increased by 30% to $6,708,000 (or 37% of sales) in 1997 from $5,145,000 (or 33% of net sales) in fiscal 1996. The increase in fiscal 1997 resulted from additional sales and marketing staff, costs associated with improvements in the Company's information technology infrastructure, and higher internal sales commissions due to higher shipments and sales bookings.

     Net other income in fiscal 1998 increased to $225,000 after decreasing to $123,000 in fiscal 1997 from $136,000 in fiscal 1996. On average, in 1998, the Company had greater available cash to invest or to take advantage of vendor early payment discounts this year than in fiscal 1997. The lower net other income in fiscal 1997 reflects lower available cash invested in interest-bearing accounts compared to fiscal 1996.

     The effective tax rates were approximately 40% in fiscal 1998, 33% in fiscal 1997, and 39% in fiscal 1996. The higher tax rates this year reflect higher domestic income contribution this year compared to last year. Domestic tax rates historically have been higher than the Company's foreign subsidiary's tax rates. The lower tax rates in fiscal 1997 reflect the increased profit contributions of the Company's UK subsidiary which benefited from a lower tax rate. Other factors that may affect the tax rates include R&D tax credits, differences in state tax rates, software capitalization levels and foreign income contributions.

     As a result of the factors discussed above, net income increased to $1,646,000, or $.68 per diluted share in fiscal 1998 compared to $914,000, or $.40 per diluted share in fiscal 1997 and to $1,277,000, or $.55 per diluted share in fiscal 1996.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to the other information contained in this Report, the following are important factors that should be considered carefully in evaluating the Company and its business.

     New Products and Rapid Technological Change.  The markets for the
     --------------------------------------------
Company's products are characterized by continued demands for increasingly sophisticated measurement and control systems and turnkey solutions. The Company's success depends upon its ability to introduce new products and to enhance its existing products with features that meet changing end user requirements. There can be no assurance that new products or enhancements will gain market acceptance or that the Company will be successful in developing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements.

     Development and Management of Systems Integration Services.  At the
     -----------------------------------------------------------
beginning of fiscal 1997, management began to expand the services side of our transportation market business. These services include systems integration, project management, commissioning and installation and, coupled with our RedLine products, management believes these capabilities will allow us to pursue further our growth in the transportation market by providing full-service to our customers. These services provide us the capability to provide turnkey systems where they are required. Hence, the Company has invested in project management, custom manufacturing, system integration, installation and commissioning staff during the past two years. The Company believes that the successful marketing and expansion of its transportation products will be increasingly dependent on its ability to offer these services. However, the introduction of these services raises several risks for the Company. Specifically, the success depends on the time it takes for these personnel and future staff to come up to speed on our products, customers and the services they will provide; ability to compete for qualified personnel in various technical positions; market acceptance of the services; timing of service revenues; and the ability to manage customer projects profitably. The successful management of these projects depends on the timely availability and quality of key products, the availability of key personnel, the ability to integrate different products from a variety of vendors effectively and the management of difficult scheduling and delivery problems. Most of the Company's systems integration projects use fixed price contracts. The pricing of fixed price contracts requires accurate cost estimation in order to be profitable.

     Potential Fluctuations in Quarterly Results.  The Company's quarterly
     -------------------------------------------
operating results may vary significantly, depending on a number of factors, some of which could adversely affect the Company's operating results and the trading price of the Company's Common Stock. These factors include timing of receipt of system orders from and shipments to major customers; variation in the Company's product mix and component costs; economic conditions prevailing within the Company's geographic markets and in the world-wide automotive industry; market acceptance of new products and services; the timing and levels of operating expenditures; and exchange rate fluctuations. Any unfavorable change in these or other factors could have a material adverse effect on the Company's operating results for a particular quarter.

     Quarterly sales depend in part on the volume and timing of orders received during a quarter, which are difficult to forecast. Moreover, a disproportionate percentage of the Company's net sales in any quarter are typically generated in the last month of a quarter. As a result, a shortfall in net sales in any quarter as compared to expectations may not be identifiable until the end of the quarter. In addition, a significant portion of the Company's sales are derived from a few customers. Hence, a decrease in the purchasing levels from one or more of these customers could adversely impact operating results.

     Dependence on International Sales.  Part of the Company's revenue growth in
     ---------------------------------
the past few years was due to increases in the Company's international sales, particularly in Western Europe and Asia. International sales accounted for approximately 35%, 32%, and 18% of net sales in fiscals 1998, 1997 and 1996.
The Company's international sales are subject to the risks inherent in international sales, including political and economic changes and disruptions, various regulatory requirements, and tariffs or other barriers. In addition, fluctuations in exchange rates may render the Company's products less competitive relative to local product offerings or may cause foreign customers to delay or decrease potential orders. One or more of these factors may have a material effect on the Company's future international sales and, consequently, on the Company's operating results.

     Competition.  The markets for the Company's products are intensely
     -----------
competitive and subject to rapid technological change. Some of the Company's competitors have significantly greater financial, technical, product development, manufacturing or marketing resources than the Company. In addition, some of these competitors have a larger installed base than the Company, particularly outside the United States. The Company believes that its ability to compete depends on a number of factors, including price, product functionality, product quality and reliability, system integration capabilities, and post-sale service and support. There can be no assurance that the Company will be able to continue to compete successfully with respect to these factors. Competitors could introduce additional products or add features to their existing products that are superior to the Company's products or that achieve greater market acceptance.

     Because of the foregoing factors, as well as other factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased to $8,145,000 at January 31, 1998 from $5,726,000 at January 31, 1997, while the current ratio decreased to 2.5 to 1.0 from 3.0 to
1.0. In fiscal 1998, cash and cash equivalents increased to $4,701,000 from $1,323,000 due primarily to a $3,915,000 increase in operating activities and lower capital expenditure levels. At January 31, 1998, the Company had a $1,000,000 secured bank line of credit. Cash flows generated from operations in fiscal 1998 include $1,128,000 received from customers as deposits on future orders, the revenues of which will be recognized in future periods. As such, cash flows from operations will be proportionately reduced in these periods.

     The Company's management believes that cash and cash equivalents, funds from operations and funds available under its bank line of credit will be sufficient to satisfy its anticipated requirements in 1999. At January 31, 1998, the Company had no material outstanding commitments to purchase capital equipment.

YEAR 2000 COMPLIANCE

     The Company believes that its products are Year 2000 compliant. The Company is currently reviewing its internal management information systems, billing, outside payroll and other informational service functions to determine the nature and extent of any Year 2000 issues related to such functions. In addition, Year 2000 issues may also arise with respect to products furnished by third-party suppliers that may result in unforseen costs or delays to the Company and therefore may have a material adverse effect on the Company.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      DSP TECHNOLOGY INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

                                                                     Page
                                                                     ----

     Report of Independent Certified Public Accountants               15

     Consolidated Balance Sheets                                      16

     Consolidated Statements of Income                                17

     Consolidated Statement of Stockholders' Equity                   18

     Consolidated Statements of Cash Flows                            19

     Notes to Consolidated Financial Statements                       20

                          Index to Supplementary Data

     Auditors Report on Schedule                                      29

     Valuation and Qualifying Accounts                                30

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of DSP Technology Inc.:

     We have audited the accompanying consolidated balance sheets of DSP Technology Inc. and subsidiaries as of January 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DSP Technology Inc. and subsidiaries as of January 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles.



GRANT THORNTON LLP
San Jose, California
March 6, 1998

                     DSP TECHNOLOGY INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                            January 31,
                                                                     ------------------------
                                                                        1998           1997
                                                                        ----           ----
ASSETS
Current assets:
   Cash and cash equivalents                                          $ 4,701        $ 1,323
   Accounts receivable, net of allowance for doubtful
    accounts of $150 in 1998 and $50 in 1997                            5,581          4,784
   Inventories                                                          2,682          2,015
   Deferred income taxes                                                  577            266
   Prepaid expenses and other                                             216            192
                                                                      -------        -------
      Total current assets                                             13,757          8,580
Property and equipment, net                                             1,341          1,540
Cost in excess of net assets of acquired business, net of
 accumulated amortization of $641 in 1998 and $523
 in 1997                                                                  244            362
Other assets                                                            1,388          1,317
                                                                      -------        -------
                                                                      $16,730        $11,799
                                                                      =======        =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                   $   687        $   799
   Accrued liabilities                                                  3,755          1,849
   Income taxes payable                                                 1,142            206
                                                                      -------        -------
      Total current liabilities                                         5,584          2,854

Deferred income taxes                                                     489            258

Commitments                                                                --             --

Stockholders' equity:
   Preferred stock; 2,500,000 shares authorized;
    none issued                                                            --             --
   Common stock; 25,000,000 shares authorized, $.001 par value;
    shares issued and outstanding: 2,264,860 in 1998 and
    2,179,962 in 1997                                                   3,301          2,988
   Retained earnings                                                    7,356          5,699
                                                                      -------        -------
      Total stockholders' equity                                       10,657          8,687
                                                                      -------        -------
                                                                      $16,730        $11,799
                                                                      =======        =======

The accompanying notes are an integral part of these financial statements.

                     DSP TECHNOLOGY INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)

                                                                  Year ended January 31,
                                                               ----------------------------
                                                                1998      1997       1996
                                                               -------   -------   --------

Net sales                                                      $22,038   $17,987    $15,538
Cost of sales                                                   10,227     7,842      6,187
                                                               -------   -------    -------
   Gross profit                                                 11,811    10,145      9,351
Operating expenses:
   Research and development                                      2,352     2,203      2,250
   Marketing, general and administrative                         6,916     6,708      5,145
                                                               -------   -------    -------
                                                                 9,268     8,911      7,395
                                                               -------   -------    -------
   Operating income                                              2,543     1,234      1,956
Other income, net                                                  225       123        136
                                                               -------   -------    -------
   Income before income taxes                                    2,768     1,357      2,092
Income taxes                                                     1,122       443        815
                                                               -------   -------    -------
   Net income                                                  $ 1,646   $   914    $ 1,277
                                                               =======   =======    =======

Net income per share:
  Basic                                                        $   .74   $   .42    $   .60
                                                               =======   =======    =======

  Diluted                                                      $   .68   $   .40    $   .55
                                                               =======   =======    =======

Weighted average shares used in computing
 basic net income per share                                      2,211     2,168      2,130
                                                               =======   =======    =======

Weighted average shares and equivalents used in computing
 diluted net income per share                                    2,437     2,304      2,331
                                                               =======   =======    =======

The accompanying notes are an integral part of these financial statements.

                     DSP TECHNOLOGY INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (In thousands)




                                      Common stock                    Total
                                    ----------------   Retained   stockholders'
                                    Shares   Amount    earnings      equity
                                    ------   -------   --------   -------------

Balance at January 31, 1995          2,109    $2,767     $3,501         $ 6,268
 Exercise of stock options              45       153                        153
 Net income                                               1,277           1,277
                                     -----    ------     ------         -------
Balance at January 31, 1996          2,154    $2,920     $4,778         $ 7,698
 Exercise of stock options              26        68                         68
 Foreign exchange translations                                7               7
 Net income                                                 914             914
                                     -----    ------     ------         -------
Balance at January 31, 1997          2,180    $2,988     $5,699         $ 8,687
 Exercise of stock options              85       313                        313
 Foreign exchange translations                               11              11
 Net income                                               1,646           1,646
                                     -----    ------     ------         -------
Balance at January 31, 1998          2,265    $3,301     $7,356         $10,657
                                     =====    ======     ======         =======

     The accompanying notes are an integral part of this financial statement.

                     DSP TECHNOLOGY INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                   Year ended January 31,
                                                               ------------------------------
                                                                 1998       1997       1996
                                                               --------   --------   --------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
  Net income                                                    $1,646    $   914    $ 1,277
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                1,107        847        741
    Deferred income taxes                                          (80)       217         --
    Changes in operating assets and liabilities:
      Accounts receivable                                         (797)    (1,482)      (299)
      Inventories                                                 (667)       180       (388)
      Prepaid expenses and other                                   (24)      (149)       (35)
      Accounts payable                                            (112)       340       (103)
      Accrued liabilities                                        1,906        478        (28)
      Income taxes payable                                         936       (416)       252
                                                                ------    -------    -------

        Net cash provided by operating activities                3,915        929      1,417
                                                                ------    -------    -------
Cash flows from investing activities:
  Purchases of property and equipment                             (407)    (1,015)      (521)
  (Purchases) redemptions of certificates of deposit, net           --        199       (199)
  Investment in software development                              (517)      (630)      (322)
  Other                                                             74        (44)       (46)
                                                                ------    -------    -------

        Net cash used in investing activities                     (850)    (1,490)    (1,088)
                                                                ------    -------    -------

Cash flows from financing activities:
  Proceeds from issuance of common stock                           313         68        153
                                                                ------    -------    -------

Increase (decrease) in cash and cash equivalents                 3,378       (493)       482

Cash and cash equivalents at beginning of period                 1,323      1,816      1,334
                                                                ------    -------    -------

Cash and cash equivalents at end of period                      $4,701    $ 1,323    $ 1,816
                                                                ======    =======    =======

Supplemental disclosure of cash flow information:
          Cash paid during year for income taxes                $   23    $   639    $   433
                                                                ======    =======    =======
          Cash paid during year for interest                    $   22    $    22    $    12
                                                                ======    =======    =======

     The accompanying notes are an integral part of these financial statements.

                     DSP TECHNOLOGY INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS. The Company is engaged in a single business consisting of the design, manufacture, integration, marketing and maintenance of high-speed, computer-automated measurement and control systems for the worldwide automotive powertrain, vehicle safety and advanced research and development markets. The Company's principal markets are in the United States, United Kingdom, Western Europe, and the Far East.

     The Company's fiscal year ends on the Sunday nearest to January 31. However, for financial statement purposes, each fiscal year is presented as if it ended on January 31.

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     INVENTORIES. Inventories are stated at the lower of cost (first-in, first-out) or market.

     REVENUE RECOGNITION. The Company recognizes revenue primarily upon shipment. The Company's systems integration projects use fixed price contracts and revenue is recognized as it is earned pursuant to contract terms.

     PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the assets (three to seven years) or the lease term if shorter.

     INTANGIBLE ASSETS. Cost in excess of net assets (`goodwill') is amortized on a straight line basis over 25 years. The Company evaluates the realizability of goodwill by comparing the carrying value to the undiscounted future cash flows of the related assets. Purchased technology, is included in other assets and amortized over five years. Effective February 1, 1996, impairments, if any, are recognized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," if applicable.

     RESEARCH AND DEVELOPMENT. Expenditures for research and development are expensed as incurred, except for certain costs incurred in developing computer software to be sold, which have been capitalized in accordance with the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." Such costs are capitalized once technological feasibility of the product has been established. Capitalized software costs aggregated $517,000, $630,000 and $322,000 for the years ended January 31, 1998, 1997 and 1996, respectively. Capitalized software is included in other assets and is being amortized over the life of the product on a straight-line basis. The Company evaluates the realizability of capitalized software on an ongoing basis relying on a number of factors including operating results, business plans, market trends and product development cycles.

     INCOME TAXES. The Company accounts for income taxes using an asset and liability approach for financial accounting and reporting purposes.

     NET INCOME PER SHARE. The Company adopted SFAS No. 128, "Earnings per Share," in the fourth quarter of fiscal 1998. Under SFAS No. 128, the Company presents two earnings per share ("EPS") amounts. Basic EPS is calculated based on net income available to common shareholders and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock, such as stock issuable pursuant to the exercise of stock options outstanding. All prior period EPS amounts have been restated to conform to the provisions of the statement.

                                                          Year ended January 31,
                                                         ------------------------
                                                          1998     1997     1996
                                                         ------   ------   ------
                                                 (In thousands, except per share amounts)
Number of shares on which basic EPS is calculated:
  Average outstanding during the year                     2,211    2,168    2,130
  Add: Incremental shares under stock option plans          226      136      201
                                                         ------   ------   ------
Number of shares on which diluted EPS is calculated       2,437    2,304    2,331
                                                         ======   ======   ======
Net income                                               $1,646   $  914   $1,277
                                                         ======   ======   ======

Basic EPS                                                $  .74   $  .42   $  .60
Diluted EPS                                              $  .68   $  .40   $  .55

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

     RECLASSIFICATIONS. Certain reclassifications have been made in the fiscal 1997 financial statements to conform with the fiscal 1998 presentation.

     RECENTLY ISSUED ACCOUNTING STANDARDS. In fiscal 1999, the Company will implement two accounting standards issued by the Financial Accounting Standards Board in June 1997. SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," will have no effect on the Company's financial position or results of operations as they require only changes in or additions to current disclosures.

     During 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 97-2, "Software Revenue Recognition." This SOP provides guidance on revenue recognition on software transactions and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company is taking steps to meet the requirements of the SOP and expects that it will not have a material effect on the financial position or results of operations of the Company.

NOTE B - INVENTORIES
     Inventories consist of:
                                                                          January 31,
                                                                          -----------
                                                                        1998          1997
                                                                        ----          ----
                                                                            (Thousands)

     Raw materials                                                    $ 1,695        $ 1,221
     Work-in-process                                                      637            476
     Finished goods                                                       350            318
                                                                      -------        -------
                                                                      $ 2,682        $ 2,015
                                                                      =======        =======

NOTE C - PROPERTY AND EQUIPMENT
     Property and equipment consist of:

                                                                          January 31,
                                                                          -----------
                                                                        1998          1997
                                                                        ----          ----
                                                                            (Thousands)
     Machinery and equipment                                          $   734        $   717
     Office furniture                                                   1,914          1,717
     Computer equipment                                                 2,263          2,070
                                                                      -------        -------
                                                                        4,911          4,504
     Accumulated depreciation and
      amortization                                                     (3,570)        (2,964)
                                                                      -------        -------
                                                                      $ 1,341        $ 1,540
                                                                      =======        =======

NOTE D - Other Assets
     Other assets consist of:

                                                                          January 31,
                                                                          -----------
                                                                        1998          1997
                                                                        ----          ----
                                                                            (Thousands)
     Capitalized software, net of accumulated amortization of
      $849 in 1998 and $544 in 1997                                   $ 1,199        $   987
     Purchased technology, net of accumulated amortization
      of $264 in1998 and $190 in 1997                                     104            178
     Other                                                                 85            152
                                                                      -------        -------
                                                                      $ 1,388        $ 1,317
                                                                      =======        =======

NOTE E - BANK LINE OF CREDIT

     At January 31, 1998, the Company has a $1,000,000 line of credit with a bank renewable annually in May. Under the provisions of the line of credit agreement, the Company may borrow amounts up to $1,000,000 at the bank's prime rate of interest (8.50% at January 31, 1998). Borrowings are collaterized by all unencumbered assets of the Company and the Company must maintain certain financial ratios and be profitable on an annual basis. There was no outstanding balance at January 31, 1998 or 1997. Funds were borrowed at a weighted average interest rate of 8.63% and 8.15% during 1998 and 1997, respectively.

NOTE F - ACCRUED LIABILITIES
     Accrued liabilities consist of:

                                                       January 31,
                                                       -----------
                                                    1998          1997
                                                    ----          ----
                                                        (Thousands)
     Employee compensation and benefits           $  755         $  605
     Commissions                                     112            105
     Customer deposits                             1,969            841
     Other                                           919            298
                                                  ------         ------
                                                  $3,755         $1,849
                                                  ======         ======

NOTE G - INCOME TAXES

     Earnings before taxes consists of:

                                                     Year ended January 31,
                                                     ----------------------
                                                    1998      1997      1996
                                                    ----      ----      ----
                                                           (Thousands)
     U.S. operations                              $2,269    $  962    $1,883
     Foreign operations                              499       395       209
                                                  ------    ------    ------
                                                  $2,768    $1,357    $2,092
                                                  ======    ======    ======

     Income tax expense consists of:

                                                    Year ended January 31,
                                                    ----------------------
                                                    1998      1997      1996
                                                    ----      ----      ----
                                                           (Thousands)
     Currently payable:
       Federal income taxes                       $  800    $   67    $  575
       State income taxes                            227        43       182
       Foreign taxes                                 175       116        58
                                                  ------    ------    ------
                                                   1,202       226       815
          Deferred:
            Federal income taxes                     (71)      184        --
            State income taxes                        (9)       33        --
                                                  ------    ------    ------
                                                     (80)      217        --
                                                  ------    ------    ------
                                                  $1,122    $  443    $  815
                                                  ======    ======    ======

     The difference between income tax rates computed by applying the Federal statutory income tax rate to income before income taxes and the actual effective tax rate is reconciled as follows:

                                                Year ended January 31,
                                               -------------------------
                                                1998      1997     1996
                                               -------   ------   ------

     Federal statutory rate                      34.0%    34.0%    34.0%
     Goodwill                                      .5      1.1       .7
     State income taxes                           5.4      2.7      5.7
     Research and development credits            (1.8)    (3.3)    (1.8)
     Benefit of foreign sales corporation        (1.0)    (3.8)    (1.6)
     Other                                        2.4      2.0      1.9
                                                 ----     ----     ----
      Effective tax rate                         40.5%    32.7%    38.9%
                                                 ====     ====     ====

     At January 31, 1998 and 1997, respectively, the major components of deferred tax assets are:

inventory reserves and cost capitalization - $ 284,000 and $ 102,000; receivable and warranty reserves - $ 105,000 and $ 35,000; and accrued compensation-$ 126,000 and $90,000. The major item in non-current deferred tax liabilities is research and development expenses of $481,000 at January 31, 1998 and $335,000 at January 31, 1997.

NOTE H - STOCK OPTION PLANS

     The Company has two stock option plans, the 1991 Option Plan ("1991 Option Plan") and the 1991 Directors Option Plan ("1991 Directors Option Plan") accounted for under APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. The 1991 Option Plan provides for the granting of incentive and non-statutory options to employees (including officers and directors who are employees). The 1991 Directors Option Plan provides for the granting of nonqualifed stock options to directors of the Company who are not employees of the Company. The options, which have terms of five or ten years when issued, typically vest over three years. The exercise price of each option equals the market price of the Company's stock on the date of grant or, in the case of those holding more than 10% of the Company's outstanding common stock, 110% of the market price. Accordingly, no compensation cost has been recognized for grants from either plan. A total of 1,018,327 shares of the Company's common stock have been reserved for issuance under the 1991 Option Plan, of which 214,365 shares are available for grant at January 31, 1998. The 1991 Directors Option Plan has 75,000 common stock shares reserved, of which 12,000 shares are available for grant at January 31, 1998.

     Had compensation costs for the plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and income per share would have been reduced to the pro forma amounts indicated below. Pro forma results may not be indicative of pro forma results in future periods because the pro forma amounts do not include pro forma compensation cost for options granted prior to February 1, 1995.

                                                Year ended January 31,
                                               -------------------------
                                                1998     1997     1996
                                               -------   -----   -------
          Net income (In thousands):
            As reported                         $1,646   $ 914    $1,277
            Pro forma                           $1,310   $ 678    $1,158

          Net income per share (diluted):
            As reported                         $  .68   $ .40    $  .55
            Pro forma                           $  .55   $ .30    $  .51

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model.

     A summary of the status of the various stock option plans as of January 31, and changes during the years ending on those dates is presented below.

                                         1998                     1997                      1996
                                  --------------------     --------------------     --------------------
                                            Weighted                 Weighted                 Weighted
                                            Average                  Average                  Average
                                            Exercise                 Exercise                 Exercise
                                  Shares      Price        Shares      Price        Shares      Price
                                  ------    ----------     ------    ---------      ------    ----------
                              (In thousands)           (In thousands)           (In thousands)

Outstanding at beginning of
 year                              602       $4.47          555       $4.29          452       $3.48
Granted                            103        6.09           95        5.11          165        6.36
Exercised                          (85)       3.69          (25)       2.67          (45)       3.40
Forfeited                          (20)       5.90          (23)       4.81          (17)       5.46
                                   ---                      ---                      ---
Outstanding at end of year         600        4.81          602        4.47          555        4.29


Weighted-average fair value of
 options granted during the year             $4.27                    $3.18                    $3.99
Expected term (years)                         7                        6                        6
Volatility                                    67.0%                    60.0%                    60.0%
Risk free interest rate                        6.3%                     6.8%                     6.5%
Dividend yield                                  --                       --                       --

The following information applies to options outstanding at January 31, 1998:


                                                   Options Outstanding                      Options Exercisable
                                       ---------------------------------------------     --------------------------
                                                           Weighted
                                                           Average        Weighted                      Weighted
                                         Number            Remaining      Average        Number         Average
                                       Outstanding         Contractual    Exercise       Exercisable    Exercise
   Range of Exercise Prices             at 1/31/98            Life          Price        at 1/31/98      Price
-----------------------------          ------------        -----------    ---------      ------------   ---------
                                      (In thousands)        (In years)                   (In thousands)
$0.875 - 1.250                               37                 2           $1.23               37         $1.23
 2.625 - 3.875                              156                 6            3.21              156          3.21
 4.000 - 6.000                              210                 8            5.16              112          5.03
 6.125 - 9.375                              197                 9            6.36               92          6.33

NOTE I - COMMITMENTS

     Leases. The Company leases its facilities in Fremont, California and Ann Arbor, Michigan under operating leases which expire in October 1998 and January 2000, respectively. Rental expenses were $350,000 in 1998, $303,000 in 1997, and $286,000 in 1996.

     Future minimum rental commitments for all leases with initial non-cancelable lease terms of more than one year are $310,000 in 1999 and $141,000 in 2000.

NOTE J - MAJOR CUSTOMERS AND FOREIGN OPERATIONS
     One customer accounted for 21%, 18% and 11% of net sales for 1998, 1997 and 1996, respectively. One other customer accounted for 14% of net sales in 1998.


     Foreign sales were as follows:
                                                               Year ended January 31,
                                                           -------------------------------
                                                              1998         1997      1996
                                                           -----------   --------   ------
                                                                     (In thousands)
United Kingdom ("UK")                                         $ 2,636      $2,904    $1,120
Asia/Pacific Rim                                                3,496       1,476     1,322
Western Europe, excluding UK                                    1,457       1,352       367
Other countries                                                   152          28        47
                                                              -------    --------    ------
                                                              $ 7,741      $5,760    $2,856
                                                              =======    ========    ======

     A summary of the Company's operations by geographic area is presented below:

                                                              Year ended January 31,
                                                           --------------------------
                                                              1998                1997
                                                              ----                ----
                                                                    (Thousands)
     Net Sales
       United States                                       $20,514             $16,311
       United Kingdom                                        2,636               2,904
       Eliminations                                         (1,112)             (1,228)

     Operating Margin
       United States                                       $ 2,022             $   885
       United Kingdom                                          501                 395
       Eliminations                                             20                 (46)

     Identifiable Assets
       United States                                       $15,229             $10,864
       United Kingdom                                        1,770               1,391
       Eliminations                                           (269)               (456)

NOTE K - EMPLOYEE BENEFIT PLAN

     The Company has established the DSP Technology Inc. 401(k) Profit Sharing Plan covering substantially all employees of the Company who have at least six months of service and are at least twenty-one years of age. The amount participants may voluntarily contribute in any year is established by law and subject to cost of living adjustments. The Company has the option to make matching contributions on a year to year basis. Contributions to the plan by the Company in 1998, 1997, and 1996 aggregated $85,000, $69,000, and $46,000, respectively.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                   PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS

     Information with respect to the Registrant's directors contained in Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders under the caption, "ELECTION OF DIRECTORS," is hereby incorporated by reference. Information with respect to executive officers of the Registrant is contained in

Part I of this Report.

ITEM 11:  EXECUTIVE COMPENSATION

     Information contained in Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders under the caption, "EXECUTIVE COMPENSATION AND OTHER MATTERS" is hereby incorporated by reference.

ITEM 12:  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information contained in Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders under the caption, "GENERAL INFORMATION---Stock Ownership of Certain Beneficial Owners and Management" is hereby incorporated by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information contained in Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders under the caption, "EXECUTIVE COMPENSATION AND OTHER MATTERS---Certain Relationship and Related Transactions" is hereby incorporated by reference.

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

(a)(2) FINANCIAL STATEMENT SCHEDULES
     The following financial statement schedule has been filed as part of this
Report:

Schedule           Description                                       Page No.
--------           -----------                                       --------

                   Auditors' Report on Schedule                         29

  II               Valuation and Qualifying Accounts                    30

     Financial statement schedules not listed above have been omitted because the information required to be set forth therein is inapplicable or is shown in the Consolidated Financial Statements or Notes thereto.

(a)(3) Exhibits
     The following exhibits are filed or incorporated by reference as part of this Report:

Ex. No.                             Description
-------            ---------------------------------------------

  3.1              Certificate of Incorporation (1)

  3.2              Amendment to Restated By-laws (1)

 10.1              Profit Sharing Plan Employees' Retirement Trust (2) **

 10.2              Non-Qualified Unfunded Deferred Compensation Plan (2)  **

 10.3              1991 Directors Stock Option Plan, as amended (4) **

 10.4              Form of 1991 Directors Stock Option Plan Agreement  (3) **

 10.5              1991 Stock Option Plan , as amended (4) **

 10.6              Form of 1991 Stock Option Plan Agreement (3) **

 10.7 Lease Agreement dated July 15, 1992 between Varsity Drive Company Inc. and DSP Technology Inc. (4)

 10.8 Lease Agreement dated August 2, 1993 between Minos Management Company and DSP Technology Inc.(5)

 10.9 Strategic Alliance Agreement By and Between FEV Motorentechnik GmbH & Co. KG and DSP Technology Inc. dated February 26, 1995. +

 10.10             Form of Indemnity Agreement

 21.1              Subsidiaries of Registrant (5)

 23.1 Consent of independent Certified Public Accountants (to incorporate report on consolidated financial statements into Company's Form S-8 Registration Statements)

 24.1              Power of Attorney (6)

 27.1              Financial Data Schedule
___________________________________
**   Compensatory plan or arrangement.____________
+ Confidential treatment has been requested for certain portions of this exhibit.

(1) Incorporated by reference to the corresponding Exhibit filed as part of the Company's Quarterly Report on Form 10-Q (File No. 0-13677) on December 18, 1997.

(2) Incorporated by reference to the corresponding Exhibit filed as part of the Company's Annual Report on Form 10-K (File No. 0-14677) on April 24, 1987.

(3) Incorporated by reference to the corresponding Exhibit filed as part of the Company's Annual Report on Form 10-K (File No. 0-14677) on April 27, 1992.

(4) Incorporated by reference to the corresponding Exhibit filed as part of the Company's Annual Report on Form 10-K (File No. 0-14677) on April 27, 1993.

(5) Incorporated by reference to the corresponding Exhibit filed as part of the Company's Annual Report on Form 10-K (File No. 0-14677) on April 22, 1994.

(6)  Included on page 33 to this Report.

(b)  REPORTS ON FORM 8-K

     None.

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE



To the Board of Directors and Stockholders of DSP Technology Inc.:

In connection with our audits of the consolidated financial statements of DSP Technology Inc. and subsidiary companies referred to in our report dated March 6, 1998, which is included in Part II of this form, we have also audited
Schedule II for each of the three years in the period ended January 31, 1998. In our opinion, this schedule presents fairly the information required to be set forth therein.



San Jose, California
March 6, 1998

                                                                     Schedule II

                              DSP TECHNOLOGY Inc.
                       Valuation and Qualifying Accounts
                                  (Thousands)


                                                   Additions
                                      Balance at   Charged to               Balance at
                                      Beginning    Costs and                  at End
                                       of Year     Expenses   Deductions     of Year
                                      ----------   --------   -----------   ----------

Allowance for doubtful accounts:

     Year ended:

     January 31, 1996..............           50          0         0 (1)           50
     January 31, 1997..............           50          0         0 (1)           50
     January 31, 1998..............           50        100         0 (1)          150

Reserve for inventory obsolescence:

Year ended:

     January 31, 1996..............          244         71          (24)          291
     January 31, 1997..............          291          0         (133)          158
     January 31, 1998..............          158        309            0           467

(1)  Uncollectible accounts written off, net of recoveries

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of April 1998.

                                      DSP TECHNOLOGY INC.


                                      By: /s/ Jose M. Millares
                                        ----------------------------------
                                        JOSE M. MILLARES
                                        Chief Financial Officer

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

     Signatures                      Title                             Date
     ----------                      -----                             ----

/s/ Howard O. Painter, Jr.   Chairman of the Board              April 15, 1998
--------------------------
Howard O. Painter, Jr.


/s/ F. Gil Troutman, Jr.     Director, Chief Executive Officer  April 15, 1998
------------------------     and President (Principal
F. Gil Troutman, Jr.         Executive Officer)


/s/ Jose M. Millares         Vice President, Finance            April 15, 1998
--------------------         (Principal Financial
Jose M. Millares             and Accounting Officer
                             and Secretary)


/s/ J. Scott Kamsler         Director                           April 15, 1998
--------------------
J. Scott Kamsler


/s/ Michael A. Ford          Director                           April 15, 1998
-------------------
Michael A. Ford

                                 EXHIBIT INDEX

Ex. No.                             Description
-------            ---------------------------------------------

  3.1              Certificate of Incorporation (1)

  3.2              Amendment to Restated By-laws (1)

 10.1              Profit Sharing Plan Employees' Retirement Trust (2) **

 10.2              Non-Qualified Unfunded Deferred Compensation Plan (2) **

 10.3              1991 Directors Stock Option Plan, as amended (4) **

 10.4              Form of 1991 Directors Stock Option Plan Agreement  (3) **

 10.5              1991 Stock Option Plan, as amended (4) **

 10.6              Form of 1991 Stock Option Plan Agreement (3) **

 10.7 Lease Agreement dated July 15, 1992 between Varsity Drive Company Inc. and DSP Technology Inc. (4)

 10.8 Lease Agreement dated August 2, 1993 between Minos Management Company and DSP Technology Inc.(5)

 10.9 Strategic Alliance Agreement By and Between FEV Motorentechnik GmbH & Co. KG and DSP Technology Inc. dated February 26, 1995. +

 10.10             Form of Indemnity Agreement

 21.1              Subsidiaries of Registrant (5)

 23.1 Consent of independent Certified Public Accountants (to incorporate report on consolidated financial statements into Company's Form S-8 Registration Statements)

 24.1              Power of Attorney (6)

 27.1              Financial Data Schedule
___________________________________
**   Compensatory plan or arrangement.

+ Confidential treatment has been requested for certain portions of this exhibit.

(1) Incorporated by reference to the corresponding Exhibit filed as part of the Company's Quarterly Report on Form 10-Q (File No. 0-13677) on December 18, 1997.

(2) Incorporated by reference to the corresponding Exhibit filed as part of the Company's Annual Report on Form 10-K (File No. 0-14677) on April 24, 1987.

(3) Incorporated by reference to the corresponding Exhibit filed as part of the Company's Annual Report on Form 10-K (File No. 0-14677) on April 27, 1992.

(4) Incorporated by reference to the corresponding Exhibit filed as part of the Company's Annual Report on Form 10-K (File No. 0-14677) on April 27, 1993.

(5) Incorporated by reference to the corresponding Exhibit filed as part of the Company's Annual Report on Form 10-K (File No. 0-14677) on April 22, 1994.

(6)  Included on page 33 to this Report.

(b)  REPORTS ON FORM 8-K

     None.