Form 10-Q
period 1998-04-30
DSP TECHNOLOGY INC
filed 1998-06-17
CIK 773720

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q

   X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
 -----  Exchange Act of 1934

        For the quarterly period ended APR 30, 1998 or
                                       ------ ------

 _____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from        to
                                       -------  -----------------------------

Commission File Number                       0-14677
                       ------------------------------------------------------

                             DSP TECHNOLOGY INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         DELAWARE                                    94-2832651
-------------------------------                ---------------------
(State or other jurisdiction of                    I.R.S. Employer
 incorporation or organization)                Identification Number

     48500 Kato Rd., Fremont, CA                       94538
----------------------------------------             ----------
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

                        YES     X        NO
                             ------         --------

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                          YES  _____      NO ________

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date:

          CLASS          OUTSTANDING AS OF MAY 3, 1998
          -----          -----------------------------
          COMMON STOCK              2,279,360

                    DSP TECHNOLOGY INC. AND SUBSIDIARIES

                              TABLE OF CONTENTS

                                  FORM 10-Q


                                                                      Page
                                                                      ----
PART I.        FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Consolidated Balance Sheets -
              April 30, 1998 and January 31, 1998                        3

           Consolidated Statements of Income -
              Three months ended April 30, 1998 and April 30, 1997       4

           Consolidated Statements of Cash Flows -
              Three months ended April 30, 1998 and April 30, 1997       5

           Notes to Consolidated Financial Statements                    6

Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations              7


PART II.       OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders          10

Item 6.    Exhibits and Reports on Form 8-K.                            10

           Signatures                                                   10


                    DSP TECHNOLOGY INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)
                                                      Apr 30,    Jan 31,
                                                       1998       1998
                                                    -----------  -------
ASSETS                                              (Unaudited)
Current assets:
  Cash and certificates of deposit                       3,040     4,701
  Accounts receivable                                    6,589     5,581
  Inventories                                            3,172     2,682
  Other Current Assets                                     740       793
                                                       -------   -------
          Total current assets                          13,541    13,757

Property and equipment                                   1,381     1,341
Other assets                                             1,657     1,632
                                                       -------   -------
                                                       $16,579   $16,730
                                                       =======   =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $   846  $   687
  Accrued liabilities                                    3,711    3,755
  Income taxes payable                                     623    1,142
                                                       -------  -------
          Total current liabilities                      5,180    5,584

Deferred income taxes                                      461      489

Commitments and contingencies                               --       --

Shareholders' equity:
  Preferred stock. Authorized 2,500,000 shares;
    none issued                                             --       --
Common stock. 25,000,000 shares authorized;
    shares issued and outstanding: 2,279,360 at
    April 30 and 2,264,860 at January 31                 3,357    3,301
Retained earnings                                        7,581    7,356
                                                       -------  -------
    Total shareholders' equity                          10,938   10,657
                                                       -------  -------
                                                       $16,579  $16,730
                                                       =======  =======

 The accompanying notes are an integral part of these financial statements.

                    DSP TECHNOLOGY INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands, except per share amounts)
                                 (Unaudited)


                                              Three months ended
                                             April 30,  April 30,
                                               1998       1997
                                             ---------  ---------

Net sales                                       $5,519     $4,467
Cost of sales                                    2,541      2,167
                                                ------     ------
Gross profit                                     2,978      2,300
Operating expenses:
  Research and development                         593        578
  Marketing, general and administrative          1,955      1,705
                                                ------     ------
                                                 2,548      2,283
                                                ------     ------
Operating income                                   430         17
Interest income                                     56         40
                                                ------     ------
  Income before income taxes                       486         57
Income taxes                                       190         22
                                                ------     ------
  Net income                                    $  296     $   35
                                                ======     ======
Net income per share
   Basic                                        $  .13     $  .02
                                                ======     ======

   Diluted                                      $  .12     $  .01
                                                ======     ======

Weighted average shares used in computing
 basic net income per share                      2,274      2,180
                                                ======     ======

Weighted average shares and equivalents
used in computing diluted net income
per share                                        2,555      2,337
                                                ======     ======




 The accompanying notes are an integral part of these financial statements.

                    DSP TECHNOLOGY INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Thousands)

                                                             Three months ended
                                                                  April 30,        April 30,
                                                                    1998             1997
                                                             -------------------  -----------
                                                                                  (Unaudited)
Cash flows from operating activities:
  Net income                                                            $   296       $   35
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                           220          240
    Changes in current assets and liabilities:
      Accounts receivable                                                (1,008)          28
      Inventories                                                          (490)        (434)
              Prepaid expenses                                               53           90
      Accounts payable                                                      159         (119)
      Accrued liabilities                                                   (44)         782
      Income taxes payable                                                 (519)        (130)
                                                                        -------       ------

      Net cash provided by (used in) operating activities                (1,333)         492
                                                                        -------       ------

Cash flows from investing activities:
  Purchases of property and equipment                                      (163)        (110)
  Investment in software development                                       (159)        (170)
  Other                                                                     (62)          16
                                                                        -------       ------

      Net cash used in investing activities                                (384)        (264)
                                                                        -------       ------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                     56            2
                                                                        -------       ------
      Net cash provided by financing activities                              56            2
                                                                        -------       ------

Increase (decrease) in cash                                              (1,661)         230
                                                                        -------       ------

Cash at beginning of period                                               4,701        1,323
                                                                        -------       ------

Cash at end of period                                                   $ 3,040       $1,553
                                                                        =======       ======

Supplemental disclosure of cash flow information:
  Cash paid during period for income taxes                              $   690       $   10
                                                                        =======       ======

   The accompanying notes are an integral part of these financial statements.

                     DSP TECHNOLOGY INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   Basis of Presentation.
     ---------------------

     The accompanying consolidated financial statements have been prepared, without audit, in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all the disclosures that would be presented in the Company's Annual Report on Form 10-K. The financial statements should be read in conjunction with the Company's January 31, 1998 financial statements and accompanying notes thereto.

     The information furnished reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim period. The results of operations for the periods presented are not necessarily indicative of results to be expected for the full year.

     For accounting purposes, the Company changed to a 52/53 week convention with the fiscal year ending on the Sunday nearest the end of January. However, for financial reporting purposes, each fiscal quarter or year is presented as if it ended on the last day of such period. The first quarter fiscal 1999 ended May 3, 1998.

2.   Inventories.  Inventories are stated at the lower of cost (first-in, first-
     -----------
     out) or market. Inventories consist of:

                   Apr 30,  January 31,
                    1998       1998
                   -------  -----------
                       (thousands)
Raw materials       $1,579       $1,695
Work in process      1,004          637
Finished goods         589          350
                    ------       ------
                    $3,172       $2,682
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

Results of Operations
---------------------

     Net sales for the first quarter of fiscal 1999 increased by $1,052,000 or 24% to $5,519,000 from $4,467,000 in the first quarter of fiscal 1998. The increase in net sales was due to strong shipments across all product lines including the Company's custom service operation.

     This year's first quarter cost of sales as a percentage of net sales decreased to 46% from 49% in the same period last year. Cost of sales was favorably affected by increased revenues of higher margin products across all product lines. The Company also experienced significantly improved margins this quarter in its growing custom service operations compared to the first quarter of last year. Its overall gross margin is subject to change due to various factors, including variation in product mix and component costs and timing of custom service revenues.

     Research and development ("R&D") expenses increased by $15,000 to $593,000 in the first quarter this year compared to $578,000 in the same period last year. As a percent of net sales R&D declined to 11% in this years first quarter versus 13% for the comparable period last year. The Company anticipates that R&D expenses will continue to increase in total dollars this year as personnel and programs are added to develop new products with higher levels of capability and integration. However, it is expected that R&D expenses will remain at the first quarter level of about 11% as a percentage of net sales.

     Marketing, general and administrative expenses for the first quarter this year increased to $1,955,000 from $1,705,000 in the same quarter last year. As a percentage of sales, however, expenses decreased to 35% from 38% last year. The increase in actual spending was a result of higher trade show related expenses to introduce several new products at the SAE show (February 98) and increased sales and administrative expenses to support continued growth. The Company anticipates that MG&A dollar expenses will increase in fiscal 1999 but should be below the 35% first quarter level as a percentage of sales.

     Other income, net of interest expense, increased 40% to $56,000 in fiscal 1999's first quarter compared to the same period last year due to interest earnings on a higher level of invested cash and full utilization of vendor early payment discounts.

     The effective tax rate computed was 39% for the first quarter which was identical to fiscal 1998's first quarter. The tax rates computed depend primarily on the profit contribution mix between the Company's U.S. operations and U.K. subsidiary. Domestic tax rates tend to be higher than the foreign subsidiary's tax rate. Other factors that may affect tax rates include R&D tax credits, state tax jurisdictions, and software capitalization levels. The company reviews the tax rate quarterly and could make minor adjustments to reflect changing estimates.

Liquidity and Capital Resources
-------------------------------

     Working capital at May 3, 1998 improved to $8,361,000 compared to $8,173,000 at the beginning of the fiscal year, while the current ratio stood at
2.6 to 1.0 at May 3, 1998 versus 2.5 to 1.0 at January 31, 1998. Cash decreased by $1,661,000 during the first quarter of fiscal 1999. Accounts receivable increased by $1,008,000 due to high shipments in the last month of the period and granting of extended payment terms on certain long-term projects. The primary use of the Company's cash in the first quarter of fiscal 1999 was: the purchase of capital equipment used to equip additional personnel, investment in software development, federal income tax payments, and additional inventory purchases and growth in accounts receivable. The Company has a $1,000,000 secured bank line of credit available which was unused at the end of the quarter. The Company believes that internally generated funds and bank borrowings will be sufficient to satisfy its anticipated operating and capital needs over the foreseeable future.

     At May 3, 1998, the Company had no material outstanding commitments to purchase capital equipment. However, the Company believes that it will need approximately 10,000 square feet of additional manufacturing space to accommodate anticipated growth during the current fiscal year. New space may be at a higher cost than existing space and will add to the Company's expense base. Although the Company expects revenue growth to cover this additional cost, there can be no assurance that this growth will materialize.

Factors That May Affect Future Results
--------------------------------------

     In addition to the other information contained in this Report, the following are important factors that should be considered carefully in evaluating the Company and its business.

     New Products and Rapid Technological Change. The markets for the Company's products are characterized by continued demands for increasingly sophisticated measurement and control systems and turnkey solutions. The Company's success depends upon its ability to introduce new products and to enhance its existing products with features that meet changing end user requirements. There can be no assurance that new products or enhancements will gain market acceptance or that the Company will be successful in developing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements.

     Development and Management of Systems Integration Services. At the beginning of fiscal 1997, management began to expand the services side of the company's transportation market business. These services include systems integration, project management, commissioning and installation and, coupled with the company's RedLine products, management believes these capabilities will allow us to pursue further the company's growth in the transportation market by providing full-service to the company's customers. These services provide us the capability to provide turnkey systems where they are required. Hence, the Company has invested in project management, custom manufacturing, system integration, installation and commissioning staff during the past two years.
The Company believes that the successful marketing and expansion of its transportation products will be increasingly dependent on its ability to offer these services. However, the introduction of these services raises several risks for the Company. Specifically, success depends on the time it takes for these personnel and future staff to come up to speed on the company's products, customers and the services they will provide; ability to compete for qualified personnel in various technical positions; market acceptance of the services; timing of service revenues; and the ability to manage customer projects profitably. The successful management of these projects depends on the timely availability and quality of key products, the availability of key personnel, the ability to integrate different products from a variety of vendors effectively and the management of difficult scheduling and delivery problems. Most of the Company's systems integration projects use fixed price contracts. The pricing of fixed price contracts requires accurate cost estimation in order to be profitable.

     Potential Fluctuations in Quarterly Results. The Company's quarterly operating results may vary significantly, depending on a number of factors, some of which could adversely affect the Company's operating results and the trading price of the Company's Common Stock. These factors include timing of receipt of system orders from and shipments to major customers; variation in the Company's product mix and component costs; economic conditions prevailing within the Company's geographic markets and in the world-wide automotive industry; market acceptance of new products and services; the timing and levels of operating expenditures; and exchange rate fluctuations. Any unfavorable change in these or other factors could have a material adverse effect on the Company's operating results for a particular quarter.

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

     Dependence on International Sales. Part of the Company's revenue growth in the past few years was due to increases in the Company's international sales, particularly in Western Europe and Asia. International sales accounted for approximately 35%, 32%, and 18% of net sales in fiscals 1998, 1997 and 1996.
The Company's international sales are subject to the risks inherent in international sales, including political and economic changes and disruptions, various regulatory requirements, and tariffs or other barriers. In addition, fluctuations in exchange rates may render the Company's products less competitive relative to local product offerings or may cause foreign customers to delay or decrease potential orders. One or more of these factors may have a material effect on the Company's future international sales and, consequently, on the Company's operating results.

     Competition. The markets for the Company's products are intensely competitive and subject to rapid technological change. Some of the Company's competitors have significantly greater financial, technical, product development, manufacturing or marketing resources than the Company. In addition, some of these competitors have a larger installed base than the Company, particularly outside the United States. The Company believes that its ability to compete depends on a number of factors, including price, product functionality, product quality and reliability, system integration capabilities, and post-sale service and support. There can be no assurance that the Company will be able to continue to compete successfully with respect to these factors. Competitors could introduce additional products or add features to their existing products that are superior to the Company's products or that achieve greater market acceptance.

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

Part II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     There were no matters submitted to a vote of security holders during the period for which this report is filed.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

A.   Exhibits:
     The following exhibits are filed or incorporated by reference as part of this Report:

Ex. No.  Description
-------  -----------


27        Financial Data Schedule

B.   Reports on Form 8-K:

     There were no Reports on Form 8-K filed during the period for which this report is filed.


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

DATE: JUNE 16, 1998