Form 10-Q
period 1998-07-31
DSP TECHNOLOGY INC
filed 1998-09-16
CIK 773720

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q

   X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
 -----  Exchange Act of 1934
        For the quarterly period ended JULY 31, 1998 or
                                       -------------

        Transition report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934
        For the transition period from  ____________ to ________________

Commission File Number                        0-14677
                       -------------------------------------------------------

                             DSP TECHNOLOGY INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

               DELAWARE                                    94-2832651
    -------------------------------                   ---------------------
    (State or other jurisdiction of                      I.R.S. Employer
     incorporation or organization)                   Identification Number

     48500 KATO RD., FREMONT, CA                             94538
----------------------------------------              ---------------------
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

                          YES   X        NO
                              -----         ------

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                      DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                          YES            NO
                              -----         ------

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date:

             CLASS          OUTSTANDING AS OF SEPTEMBER 8, 1998
             -----          -----------------------------------
             COMMON STOCK                2,241,310

                     DSP TECHNOLOGY INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                   FORM 10-Q

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets -
              July 31, 1998 and January 31, 1998                              3

         Consolidated Statements of Income -
              Three months and six months ended July 31, 1998 and 1997        4

         Consolidated Statements of Cash Flows -
              Six months ended July 31, 1998 and 1997                         5

         Notes to Consolidated Financial Statements                           6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        7

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                 10

Item 6.  Exhibits and Reports on Form 8-K                                    10

         Signatures                                                          11

                     DSP TECHNOLOGY INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                             July 31,    January 31,
                                               1998         1998
                                            -----------  -----------
ASSETS                                      (Unaudited)

Current assets:
     Cash and certificates of deposit         $ 1,302      $ 4,701
     Accounts receivable                        6,578        5,581
     Inventories                                3,433        2,682
     Deferred income taxes                        577          577
     Prepaid expenses                             236          216
                                              -------      -------
          Total current assets                 12,126       13,757

Property and equipment                          2,081        1,341
Cost in excess of net assets of acquired
  business                                        185          244
Other assets                                    1,518        1,388
                                              -------      -------
                                              $15,910      $16,730
                                              =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                         $   790      $   687
     Accrued liabilities                        3,027        3,755
     Income taxes payable                         542        1,142
                                              -------      -------
          Total current liabilities             4,359        5,584

Deferred income taxes                             461          489

Commitments and contingencies                     --           --

Shareholders' equity:
     Preferred stock. Authorized 2,500,000
       shares; none issued                        --           --
     Common stock. 25,000,000 shares
       authorized; shares issued and
       outstanding: 2,251,610 at July 31
       and 2,264,860 at January 31              3,121        3,301
     Retained earnings                          7,969        7,356
                                              -------      -------
          Total shareholders' equity           11,090       10,657
                                              -------      -------
                                              $15,910      $16,730
                                              =======      =======

  The accompanying notes are an integral part of these financial statements.

                     DSP TECHNOLOGY INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                Three months ended  Six months ended
                                                     July 31,           July 31,
                                                ------------------  ----------------
                                                  1998      1997     1998     1997
                                                --------  --------  -------  -------

Net sales                                         $5,792    $5,445  $11,311   $9,912
Cost of sales                                      2,765     2,570    5,306    4,737
                                                  ------    ------  -------   ------
  Gross profit                                     3,027     2,875    6,005    5,175
Operating expenses:
  Research and development                           597       530    1,190    1,108
  Marketing, general and administrative            1,837     1,605    3,792    3,310
                                                  ------    ------  -------   ------
                                                   2,434     2,135    4,982    4,418
                                                  ------    ------  -------   ------
  Operating income                                   593       740    1,023      757
Other income                                          50        69      106      109
                                                  ------    ------  -------   ------
  Income before income taxes                         643       809    1,129      866
Income taxes                                         236       324      426      346
                                                  ------    ------  -------   ------
  Net income                                      $  407    $  485  $   703   $  520
                                                  ======    ======  =======   ======

  Net income per share:
    Basic                                         $  .18    $  .22  $   .31   $  .24
                                                  ======    ======  =======   ======

    Diluted                                       $  .16    $  .21  $   .28   $  .22
                                                  ======    ======  =======   ======

Weighted average shares used in computing
 basic net income per share                        2,264     2,187    2,269    2,183
                                                  ======    ======  =======   ======

Weighted average shares and equivalents used
 in computing diluted net income per share         2,519     2,321    2,537    2,329
                                                  ======    ======  =======   ======

  The accompanying notes are an integral part of these financial statements.

                     DSP TECHNOLOGY INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Thousands)

                                                              Six months ended
                                                                   July 31,
                                                              -----------------
                                                                1998      1997
                                                              --------  --------
                                                                  (Unaudited)
Cash flows from operating activities:
  Net income                                                  $   703    $   485
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                 485        537
    Changes in current assets and liabilities:
      Accounts receivable                                        (997)    (2,313)
      Inventories                                                (751)      (718)
      Prepaid expenses                                            (20)       (36)
      Accounts payables                                           103        231
      Accrued liabilities                                        (728)     1,445
      Income taxes payable                                       (600)       435
                                                              -------    -------
      Net cash provided by (used in) operating activities      (1,805)        66
                                                              -------    -------

Cash flows from investing activities:
  Purchases of property and equipment                            (999)      (195)
  Investment in software development                             (294)      (195)
  Other                                                          (121)       116
                                                              -------    -------

      Net cash (used in) investing activities                  (1,414)      (274)
                                                              -------    -------

Cash flows from financing activities:
  Repurchase of common stock                                     (238)        --
  Proceeds from issuance of common stock                           58         24
                                                              -------    -------
      Net cash provided by financing activities                  (180)        24
                                                              -------    -------

Decrease in cash                                               (3,399)      (184)
                                                              -------    -------

Cash at beginning of period                                     4,701      1,323
                                                              -------    -------

Cash at end of period                                         $ 1,302    $ 1,139
                                                              =======    =======

Supplemental disclosure of cash flow information:
  Cash paid during period for income taxes                    $   865    $    10
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

     For accounting purposes, the Company changed to a 52/53 week convention with the fiscal year ending on the Sunday nearest the end of January. However, for financial reporting purposes, each fiscal quarter or year is presented as if it ended on the last day of such period. The second quarter fiscal 1999 ended August 2, 1998.

2.   Inventories.  Inventories are stated at the lower of cost (first-in, first-
     -----------
     out) or market. Inventories consist of:

                   July 31,  January 31,
                     1998       1998
                   --------  -----------
                       (thousands)
Raw materials        $1,962       $1,695
Work in process         983          637
Finished goods          488          350
                     ------       ------
                     $3,433       $2,682
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

Results of Operations
---------------------

     Net sales for the second quarter of fiscal 1999 ended August 2, 1998 increased by 6% to $5,792,000 from $5,445,000 in the second quarter of fiscal 1997 ended August 3, 1997. Net sales for the first six months of fiscal 1999 were $11,311,000 or 14% higher than net sales of $9,912,000 in the first six months of fiscal 1998. The increases were due to higher shipments across all product lines and custom services.

     Cost of sales as a percentage of net sales remained in the 47%-48% range for all the periods being reported. The Company's overall cost of sales percentage is subject to change due to various factors, including variation in product mix, changes in component costs and timing of custom service revenues.

     Research and development expenses increased by $67,000 to $597,000 in the second quarter this year compared to $530,000 in the same period last year while expenses in the first half of this year increased by $82,000 to $1,190,000 from $1,108,000 in the first half of fiscal 1998. The increases were due primarily to addition of engineering personnel to develop new products. These expenses have resulted in several new product introductions so far, this year. As a percentage of net sales, however, research and development expenses remained at about 11% for all the periods being reported The Company anticipates expenses to continue to increase in dollars as it adds personnel and development projects. However, it is expected that research and development expenses will remain at approximately 11% of net sales.

     Marketing, general and administrative expenses in the second quarter of fiscal 1999 increased by 14% to $1,837,000 compared to the same period a year ago. Expenses in the first six months of this year increased by 15% to $3,792,000 from $3,310,000 last year. As a percentage of sales expenses increased to 32% from 29% in the second quarter this year and to 34% from 33% in the first half of this year compared to the respective periods last year. The increases in spending in this year's second quarter and first half were due to higher trade show expenses to introduce new products and increased sales related expenses due to the increase in sales activity. The Company expects that marketing, general and administrative expenses will decrease as a percentage of net sales in the second half of this year as a result of the anticipated growth in revenues.

     Other income, net of interest expense was $50,000 in this year's second quarter compared to $69,000 last year and $106,000 in the first half compared to $109,000 in the same period last year.

     The effective tax rates computed for the second quarter and first half this year were in the 37%-38% range compared to 40% in last year's second quarter and first half, respectively. The lower tax rates this year reflect the higher foreign income contribution along with lower state tax rates this year compared to last year. Domestic tax rates tend to be higher than the Company's foreign subsidiary's tax rates. The Company reviews the tax rate quarterly and could make minor adjustments to reflect changing estimates.

Liquidity and Capital Resources
-------------------------------

     Cash decreased by $3,399,000 during the six month period ended July 31, 1998. The decrease was due to the increase in accounts receivable brought about by high shipments in the last month of the period, increase in inventory in anticipation of certain large system orders, the purchase of eight acres of land near the Company's Ann Arbor facility for $732,000 and the repurchase of 28,000 shares of the Company's common stock at an average price of $8.35 per share under its stock repurchase program.

     The purchase of land late in the second quarter was in anticipation of growth over the next 3-5 years. The Company is currently in the process of obtaining building permits to build the first phase on the property. Due to the rising building lease costs in the Ann Arbor, Michigan area, the Company found that it would cost the Company less to own its own facility. Based on the current building plans, the Company feels that the building site is sufficient to allow the Company to grow over the next five years.

     Working capital at July 31, 1998 was $7,767,000 compared to $8,173,000 at the beginning of the fiscal year, while the current ratios stood at 2.8 to 1.0 at July 31, 1998 and at 2.5 to 1.0 at January 31, 1998. At July 31, 1998, the Company has a $4,000,000 secured bank line of credit. The Company currently anticipates that internally generated funds and bank borrowings will be sufficient to satisfy its anticipated operating and capital needs over the foreseeable future.

     At July 31, 1998, the Company had no material outstanding commitments to purchase capital equipment. Management believes that inflation has not had a material effect on the Company's operations or financial condition.

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

Part II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     The annual meeting of stockholders was held on May 18, 1998.

     The stockholders approved a proposal to elect the Board of Directors of the Company to serve for the ensuing fiscal year. The proposal received the following votes:

                              FOR            AGAINST       ABSTENTIONS
                            ---------        -------       -----------
Howard O. Painter, Jr.      2,088,150           0             73,750
F. Gil Troutman, Jr.        2,088,150           0             73,750
J. Scott Kamsler            2,088,150           0             73,750
Michael A. Ford             2,076,250           0             85,650

     The stockholders approved a proposal to increase the number of shares of the Company's Common Stock reserved for issuance under its 1991 Stock Option Plan by 111,000 shares. The proposal received the following votes:

   FOR          AGAINST      ABSTENTIONS     BROKER NON-VOTES
---------       -------      -----------     ----------------
1,684,930       450,575           0              26,395

     The stockholders ratified the appointment of the accounting firm of Grant Thornton as independent accountants of the Company for the fiscal year ending January 31, 1999. The proposal received the following votes:

   FOR          AGAINST      ABSTENTIONS     BROKER NON-VOTES
---------       -------      -----------     ----------------
2,149,750        10,550         1,600               0

Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

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


                                                     DSP TECHNOLOGY INC.
                                                   -----------------------
                                                        (Registrant)



                                                   By:   /s/ Jose M. Millares
                                                        -----------------------
                                                             Jose M. Millares
                                                        Chief Financial Officer

Date: September 10, 1998