Form 10-Q
period 1998-10-31
DSP TECHNOLOGY INC
filed 1998-12-16
CIK 773720

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

   X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
 -----
        Exchange Act of 1934 For the quarterly period ended OCTOBER 31, 1998 or
                                                            ----------------

        Transition report pursuant to Section 13 or 15(d) of the Securities
 -----
        Exchange Act of 1934 For the transition period
        from                    to
             ------------------   -------------------------------

Commission File Number                       0-14677
                        ------------------------------------------------------

                              DSP TECHNOLOGY INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           DELAWARE                                      94-2832651
----------------------------------------    ------------------------------------
(State or other jurisdiction of                       I.R.S. Employer
 incorporation or organization)                     Identification Number

     48500 KATO RD., FREMONT, CA                           94538
----------------------------------------    ------------------------------------
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

                          YES              NO
                              ------          ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date:

          CLASS          OUTSTANDING AS OF DECEMBER 10, 1998
          -----          -----------------------------------
          COMMON STOCK              2,228,412

                                               DSP TECHNOLOGY INC. AND SUBSIDIARIES

                                                         TABLE OF CONTENTS

                                                             FORM 10-Q


                                                                                                              Page
                                                                                                              ----
PART I.        FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets -
            October 31, 1998 and January 31, 1998                                                                 3

         Consolidated Statements of Income -
            Three months and nine months ended October 31, 1998 and 1997                                          4

         Consolidated Statements of Cash Flows -
            Nine months ended July 31, 1998 and 1997                                                              5

         Notes to Consolidated Financial Statements                                                               6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                                            7


PART II.       OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K.                                                                       10

         Signatures                                                                                              11

                      DSP TECHNOLOGY INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                            October 31,   January 31,
                                                1998         1998
                                            ------------  -----------
ASSETS                                      (Unaudited)
Current assets:
   Cash and certificates of deposit             $ 1,040       $ 4,701
   Accounts receivable                            7,807         5,581
   Inventories                                    3,949         2,682
   Deferred income taxes                            577           577
   Prepaid expenses                                 354           216
                                                -------       -------
    Total current assets                         13,727        13,757

Property and equipment                            2,298         1,341
Cost in excess of net assets of acquired
 business                                           156           244
Other assets                                      1,565         1,388
                                                -------       -------
                                                $17,746       $16,730
                                                =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                             $   942       $   687
   Accrued liabilities                            4,031         3,755
   Income taxes payable                             747         1,142
                                                -------       -------
     Total current liabilities                    5,720         5,584

Deferred income taxes                               461           489

Commitments and contingencies                        --            --

Shareholders' equity:
   Preferred stock. Authorized 2,500,000 shares;
    none issued                                      --            --
   Common stock. 25,000,000 shares authorized;
    shares issued and outstanding: 2,228,412 at
    October 31 and 2,264,860 at January 31        2,961         3,301
   Retained earnings                              8,604         7,356
                                                -------       -------
    Total shareholders' equity                   11,565        10,657
                                                -------       -------
                                                $17,746       $16,730
                                                =======       =======


  The accompanying notes are an integral part of these financial statements.

                      DSP TECHNOLOGY INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                    Three months ended    Nine months ended
                                                       October 31,         October 31,
                                                     --------------      ---------------
                                                      1998    1997        1998     1997
                                                     ------  ------      -------  -------
Net sales                                            $6,924  $5,892      $18,235  $15,804
Cost of sales                                         3,157   2,640        8,463    7,377
                                                     ------  ------      -------  -------
  Gross profit                                        3,767   3,252        9,772    8,427
Operating expenses:
  Research and development                              737     718        1,927    1,826
  Marketing, general and administrative               2,148   1,719        5,940    5,029
                                                     ------  ------      -------  -------
                                                      2,885   2,437        7,867    6,855
                                                     ------  ------      -------  -------
  Operating income                                      882     815        1,905    1,572
Other income                                             47      47          153      156
                                                     ------  ------      -------  -------
  Income before income taxes                            929     862        2,058    1,728
Income taxes                                            343     345          769      691
                                                     ------  ------      -------  -------
  Net income                                         $  586  $  517      $ 1,289  $ 1,037
                                                     ======  ======      =======  =======

  Net income per share:
   Basic                                               $.26    $.23         $.57     $.47
                                                     ======  ======      =======  =======

   Diluted                                             $.24    $.21         $.52     $.43
                                                     ======  ======      =======  =======

Weighted average shares used in computing
 basic net income per share                           2,239   2,216        2,259    2,194
                                                     ======  ======      =======  =======

Weighted average shares and equivalents used
 in computing diluted net income per share            2,417   2,519        2,497    2,392
                                                     ======  ======      =======  =======





   The accompanying notes are an integral part of these financial statements.

                      DSP TECHNOLOGY INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Thousands)

                                                                  Nine months ended
                                                                      October 31,
                                                              ---------------------------
                                                               1998                1997
                                                              -------             -------
                                                                    (Unaudited)
Cash flows from operating activities:
  Net income                                                 $  1,289            $  1,037
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                 743                 804
    Changes in current assets and liabilities:
      Accounts receivable                                      (2,226)             (3,600)
      Inventories                                              (1,267)               (719)
      Prepaid expenses                                           (138)                 (6)
      Accounts payables                                           255                (399)
      Accrued liabilities                                         276               2,870
      Income taxes payable                                       (395)                556
                                                              -------             -------
      Net cash provided by (used in)  operating activities     (1,463)                543
                                                              -------             -------

Cash flows from investing activities:
  Purchases of property and equipment                          (1,362)               (268)
  Investment in software development                             (340)               (320)
  Other                                                          (156)                 52
                                                              -------             -------

      Net cash (used in) investing activities                  (1,858)               (536)
                                                              -------             -------

Cash flows from financing activities:
  Repurchase of common stock                                     (398)                 --
  Proceeds from issuance of common stock                           58                 249
                                                              -------             -------
      Net cash provided by financing activities                  (340)                249
                                                              -------             -------

(Decrease) Increase in cash                                    (3,661)                256
                                                              -------             -------

Cash at beginning of period                                     4,701               1,323
                                                              -------             -------

Cash at end of period                                         $ 1,040             $ 1,579
                                                              =======             =======

Supplemental disclosure of cash flow information:
  Cash paid during period for income taxes                    $ 1,003             $    77
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

     For accounting purposes, the Company changed to a 52/53 week convention with the fiscal year ending on the Sunday nearest the end of January effective on the fiscal year beginning February 1, 1997. However, for financial reporting purposes, each fiscal quarter or year is presented as if it ended on the last day of such period. The third quarter fiscal 1999 ended November 1, 1998.

2.   Inventories.  Inventories are stated at the lower of cost (first-in, first-
     -----------
     out) or market. Inventories consist of:


                                   October 31,          January 31,
                                      1998                 1998
                                   -----------          -----------
                                              (thousands)
                Raw materials           $1,761               $1,695
                Work in process          1,563                  637
                Finished goods             625                  350
                                        ------               ------
                                        $3,949               $2,682
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

Results of Operations
---------------------

     The period-to-period comparisons being reported are for the same amount of weeks, that is, thirteen weeks for the third quarter and thirty nine weeks for the nine months.

     Net sales for the third quarter of fiscal 1999 ended November 1, 1998 increased by 18% to $6,924,000 from $5,892,000 in the third quarter of fiscal 1998 ended November 2, 1997. Net sales for the first nine months of fiscal 1999 were $18,235,000 or 15% higher than net sales of $15,804,000 in the first nine months of fiscal 1998. The increases were due to higher shipments across most product lines, particularly ADAPT systems and services.

     Cost of sales as a percentage of net sales during the third quarter this year and last year were approximately the same at the 45%-46% range. During the first nine months, cost of sales as a percentage of sales were approximately similar at the 46%-47% range this year compared to a year ago. Cost of sales percentage in the fourth quarter of this year will approximate 45%-46% based on the Company's expectation that product and service mix will remain stable. Cost of sales as a percentage of sales is subject to change due to various factors, including variation in product mix, changes in component costs and timing of custom service revenues.

     Research and development expenses increased by $19,000 to $737,000 in the third quarter this year compared to the same period last year and by $101,000 to $1,927,000 in the first nine months of fiscal 1999 compared to the previous year's first nine months. The increases were due primarily to addition of engineering personnel to develop new products. These expenses have resulted in several new product introductions so far, this year. As a percentage of net sales, however, research and development expenses for the periods reported decreased to 11% this year from 12% in the third quarter and nine months a year ago. The Company anticipates expenses to continue to increase in dollars as it adds personnel and development projects. However, it is expected that research and development expenses will remain at approximately 11% of net sales.

     Marketing, general and administrative expenses in the third quarter of fiscal 1999 increased by 25% to $2,148,000 compared to the same period a year ago. Expenses in the first nine months of this year increased by 18% to $5,940,000. As a percentage of sales expenses increased to 31% from 29% in the third quarter this year and to 33% from 32% in the first nine months of this year compared to the respective periods last year. The increases in spending in this year's third quarter and first nine months were due to increased sales and marketing related expenses to support our increased focus on industrial manufacturers and a broad range of transportation industry equipment suppliers. The Company also increased trade show expenses to introduce new products and incurred one-time administrative and sales costs this year. The Company expects that marketing, general and administrative expenses will decrease as a percentage of net sales in the fourth quarter of this year as a result of the anticipated growth in revenues.

     Other income, net of interest expense was the same at $47,000 in this year's and last year's third quarter. In the first nine months other income reached $153,000 this year compared to $156,000 in the same period last year.

     The effective tax rates computed for the third quarter and first nine months this year was 37% compared to 40% in last year's third quarter and first nine months. The lower tax rates this year reflect the higher foreign income contribution along with lower state tax rates this year compared to last year. Domestic tax rates tend to be higher than the Company's foreign subsidiary's tax rates. The Company reviews the tax rate quarterly and could make minor adjustments to reflect changing estimates.

Liquidity and Capital Resources
-------------------------------

     Cash decreased by $3,661,000 during the nine month period ended October 31, 1998. The decrease was due to the increase in accounts receivable brought about by high shipments in the last month of the period, increase in inventory in anticipation of certain large system orders, the purchase of eight acres of land near the Company's Ann Arbor facility for $732,000 and the repurchase of approximately 51,000 shares of the Company's common stock at an average price of $7.72 per share under its stock repurchase program.

     The purchase of land late in the second quarter was in anticipation of growth over the next 3-5 years. Due to the rising building lease costs in the Ann Arbor, Michigan area, the Company found that it would cost the Company less to own its own facility. The Company is currently in negotiations with builders to build the first phase on the property. Based on the current building plans, the Company feels that the building site is sufficient to allow the Company to grow over the next five years. The Company expects to finance the building construction with Michigan Strategic Fund revenue bonds and expects to begin construction of the first phase in January 1999.

     The Company plans to repurchase up to 225,000 shares of its outstanding common stock, which represents approximately 10% of its shares, at prevailing market prices because it deems the plan as a good investment for the Company. It expects that the repurchase will be largely offset by stock option exercises and therefore, has minimal effect on net income per share.

     Working capital at October 31, 1998 was $8,007,000 compared to $8,173,000 at the beginning of the fiscal year, while the current ratios stood at 2.4 to
1.0 at October 31, 1998 and at 2.5 to 1.0 at January 31, 1998. At October 31, 1998, the Company has a $4,000,000 secured bank line of credit. The Company currently anticipates that internally generated funds, bank borrowings and anticipated revenue bonds will be sufficient to satisfy its anticipated operating and capital needs over the foreseeable future.

     At October 31, 1998, the Company had no material outstanding commitments to purchase capital equipment. Management believes that inflation has not had a material effect on the Company's operations or financial condition.

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


                                                DSP TECHNOLOGY INC.
                                             ---------------------------
                                                  (Registrant)



                                       By:  /s/ Jose M. Millares
                                            -----------------------------
                                                Jose M. Millares
                                             Chief Financial Officer



Date: December 15, 1998