Form 10-K
period 1999-01-31
DSP TECHNOLOGY INC
filed 1999-05-03
CIK 773720

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
---   ACT OF 1934 For the Fiscal Year Ended January 31, 1999 or


      TRANSITION REPORT PURSUANT TO SECTION 14 OR 15(D) OF THE SECURITIES
---   EXCHANGE ACT OF 1934 For the transition period from _________________ to
      __________________

                         Commission File Number 0-14677


                               DSP TECHNOLOGY INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                         94-2832651
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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.______

         The aggregate market value of registrant's voting Common Stock held by non-affiliates of the registrant was approximately $10,407,445 (based on the closing sales price of the Company's Common Stock at March 31,1999 as reported by NASDAQ). Shares of Common Stock held by each officer and director and by each person who owns more than 5% of the Company's Common Stock have been excluded because such persons may be deemed to be affiliates. This is not intended to be a conclusive determination of affiliate status for any other purposes. The number of shares outstanding of the registrant's Common Stock at March 31, 1999 was 2,242,179.

         This report (including exhibits) contains 62 pages. The Index to Exhibits begins on page 44 of this report.

         THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS. THESE STATEMENTS RELATE TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF DSPT. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "PLANS," "ANTICIPATES," "BELIEVES," "FUTURE," "INTENDS," "ESTIMATES," "PREDICTS," "POTENTIAL," OR "CONTINUE" OR THE NEGATIVE OF SUCH TERMS AND OTHER COMPARABLE TERMINOLOGY. THESE STATEMENTS ONLY REFLECT MANAGEMENT'S EXPECTATIONS AND ESTIMATES. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF COMPETITION, TECHNOLOGICAL CHANGE AND THE RISKS OUTLINED BELOW. THESE FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS. WE ARE NOT UNDERTAKING ANY OBLIGATIONS TO UPDATE ANY FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT TO REFLECT ANY FUTURE EVENTS OR DEVELOPMENTS.

ITEM 1: BUSINESS


INTRODUCTION

         DSP Technology Inc. or DSPT designs, develops, manufactures, markets and integrates high-speed computer-automated instrumentation for measurement and control applications. DSPT has two divisions, the transportation group, which focuses on powertrain testing, and the lab group, which focuses on vehicle safety and component testing, general data acquisition and signal analysis. Powertrain testing is currently DSPT's largest market and major focus.

         On January 21, 1999, DSPT announced its strategic decision to relocate its corporate headquarters to, and consolidate its transportation group operations in Ann Arbor, Michigan in order to allow efficient operation of the transportation group, its largest and most profitable business segment. DSPT recorded a one-time pre-tax restructuring charge of $496,000 in the fourth quarter of 1999 which consists of $306,000 in severance pay and $190,000 in estimated idle facility and winding down costs in connection with the restructuring.

         DSPT's products are used to gather and measure analog signals generated by transducers and/or detectors which measure physical properties such as temperature, pressure and acceleration. These products have been used primarily in the transportation industry, in powertrain testing such as dynamometer control and automotive combustion research, and vehicle impact and simulation testing. Aerospace companies, universities and government-funded agencies use DSPT's products in ultrasonics, chemical kinetics, plasma diagnostics, spectroscopy, fusion research, explosives testing and vibration analysis.

         On March 23, 1999, DSPT, MTS Systems Corporation and Badger Merger Corp., a wholly-owned subsidiary of MTS, entered into an Agreement and Plan of Merger pursuant to which MTS is to acquire DSPT in a stock-for-stock merger. Badger Merger Corp. will merge with and into DSPT and outstanding shares of DSPT's stock and net option shares represented by outstanding options to purchase DSPT's common stock will be exchanged for an aggregate of 2,077,000 shares of MTS common stock. The exchange ratio will be determined at closing by dividing the 2,077,000 MTS common shares by the sum of the total number of DSPT's common shares outstanding plus the net option shares. DSPT's net option shares will represent DSPT's shares issuable upon exercise of outstanding options less a number of DSPT's shares with a value, based upon the implied DSPT share value at closing, equal to the aggregate exercise price of such options. The merger will be accounted for as a pooling-of-interests, and will be a tax-free reorganization. The merger is subject to, among other things, regulatory approval, approval of the stockholders of DSPT and customary closing conditions.

         DSPT was incorporated in California in July 1982 and began operations in May 1984. DSPT reincorporated in Delaware in September 1997.

STRATEGY

         DSPT's strategy is to focus its resources on the transportation market as DSPT's largest market. DSPT defines the transportation market as including the following industries and segments:

o        major vehicle manufacturers and their suppliers;

o the diesel industry, e.g., manufacturers of heavy trucks, farm and construction equipment and large stationary engines;

o        the fuels and lubricants industry;

o        small engine manufacturers; and

o        racing engine technology.

         DSPT believes that the fundamental factors of government environmental regulation, global competition among vehicle manufacturers, and rapid technological progress are expanding the demand for advanced turnkey powertrain test solutions. Large domestic and international customers demand more custom turnkey solutions that require more complex services. DSPT believes that investments in this area are necessary and logical steps towards expanding its share of the transportation market.

         To address its customers' needs in the transportation market, DSPT announced its strategic decision in early fiscal 1997 to focus more heavily and expand its capabilities on the services side of the business, continue development of new products with higher levels of capability and integration, and take a more aggressive approach to marketing with the goal of becoming a full-service company capable of manufacturing and providing turnkey integration of DSPT's products.

         DSPT also continues to invest in the development of data acquisition products. In fiscal 1999, DSPT introduced ADAPT-CAS, its new combustion analysis system, BaseLine ADAPT, its new, low-cost dynamometer control system, and software enhancements to ADAPT-DAC, DSPT's primary dynamometer control system.

         DSPT entered into a Strategic Alliance Agreement dated February 26, 1995 with FEV Motorentechnik GmbH & Co. KG. As of February 26, 1999, FEV beneficially owned approximately 12.7% of DSPT's outstanding common stock. DSPT entered into the strategic relationship with FEV in order to combine resources, technology and distribution for joint product development and distribution within certain territories. Under the terms of the agreement, DSPT and FEV have agreed to jointly develop and manufacture certain products as well as act as sole distributors of each other's pre-existing products within certain respective territories, and to act as strategic partners with respect to distribution for other parts of the world. DSPT, MTS and FEV have entered into an agreement which will supersede this agreement effective upon the merger.

PRODUCTS AND CUSTOMERS

         DSPT manufactures and markets data acquisition and control products in the form of integrated systems, modules and proprietary software developed by DSPT. The transportation group provides powertrain testing and the lab group provides vehicle safety and component testing and general data acquisition and signal analysis.

         POWERTRAIN TESTING PRODUCTS.

         DSPT supplies a wide range of products and services for powertrain test cells. DSPT's RedLine and BaseLine products are accepted as standards by leading automakers around the world. These systems help its customers develop more cost effective, fuel efficient engines. By integrating hardware, software, services and expertise into a cost-effective system, DSPT creates solutions that focus on its customers' specific needs. These solutions, based on industry standards, provide long-term flexibility for changing test requirements. The following is a list of DSPT's major customers in the transportation market:

o        Engelhard Corporation               o        John Deere
o        FEV                                 o        Lubrizol Corporation
o        General Motors Corporation          o        Sverdrup Technology, Inc.

         REDLINE ADAPT-DAC. The data acquisition and control system is a crucial component in a powertrain test cell. RedLine ADAPT-DAC offers real-time control over the engine being tested. Multi-processor architecture allows the system to acquire data on hundreds of pre-set parameters simultaneously as the engine responds to test conditions. It can interface with and control a wide variety of other test instruments and systems, including emission benches, combustion analyzers and other devices. With its networking capabilities, ADAPT-DAC can provide centralized, remote control of an entire suite of test cells. It features innovative graphics and runs on a personal computer in the Windows environment. The systems sell from $60,000 for a base model up to $500,000 with accessory products, hardware spares, custom software, integration, installation and training.

         REDLINE ADAPT-CAS. DSPT introduced the RedLine ADAPT-CAS at the SAE show in February 1998. It is the third generation combustion analysis product of RedLine ACAP which was introduced in 1991. ADAPT-CAS incorporates years of feedback from industry leaders around the world. Designed for seamless integration with ADAPT-DAC or with VME-bus or VMX-bus systems from other vendors, it enhances the usefulness and quality of test data, raises the efficiency of test cell operations and increases test safety. It is easy to use and features dynamic graphic displays. Integrated with ADAPT-DAC, the combined system offers a single user interface for operation, display of data, and system configuration. The systems range in price from approximately $30,000 for a base system to over $150,000.

         REDLINE DYNO. DSPT offers a line of dynamometers called RedLine DYNO. These dynamometers are low-inertia, high-response units designed for the quick transient conditions of sophisticated powertrain testing. They interface directly with RedLine ADAPT-DAC and provide another element in the complete solution for powertrain testing. The systems range in price from approximately $25,000 to $125,000.

         REDLINE CONNECT. As test cell electronics proliferate, test-cell wiring becomes more complex, time-consuming and error-prone. The RedLine CONNECT system provides a fast, simple, modular solution for interfacing test cell instrumentation and signals. It combines the flexibility of individual signal connections with the speed and convenience of single-point mass termination. These systems range in price from approximately $15,000 to $25,000.

         BASELINE ADAPT. BaseLine ADAPT is a self-contained data acquisition and control system needing only a PC workstation and test cell interfaces to implement an operational test system. It is the lower cost alternative to RedLine ADAPT and offers space savings of approximately 70%, a significant advantage in the equipment-crammed environment of today's test cell. Typical systems range in price from approximately $35,000 to $45,000.

         TEST CELL INSTRUMENTATION AND ACCESSORY PRODUCTS. DSPT provides a comprehensive array of test cell accessories (e.g., engine supports, coolant control systems, containerized powertrain test cells) as integral parts of RedLine installations.

         TEST CELL SERVICES. DSPT provides test cell services to its customers as part of a turnkey solution. These services are provided with sales of the powertrain testing products described above. DSPT provides services in the areas of custom manufacturing, system integration, project engineering and management, installation and commissioning. Test cell services personnel work in close partnership with customers to design, install and service a wide variety of powertrain test facilities. In the planning phase, project and applications engineers work closely with customers' selected contractors to design and integrate complex systems and facilities that will meet their needs. During installation, DSPT's installers and commissioning engineers work with the customer to ensure timely completion and thorough testing of all equipment.

         VEHICLE SAFETY AND COMPONENT TESTING PRODUCTS.

         IMPAX data acquisition systems are systems typically used in collecting and processing data from full-scale vehicle crash tests, sled simulators and component test stands. In addition, they have been used for investigating lift-off dynamics for space launch vehicles. Systems prices range from about $150,000 to $400,000 depending on the configuration. Major customers for this product are General Motors Corporation, Autoliv, Lockheed-Martin and Morton International.

         GENERAL DATA ACQUISITION AND SIGNAL ANALYSIS PRODUCTS.

         SIGNAL ACQUISITION PRODUCTS. SigLab high-performance signal acquisition products are subsystems for personal computers and workstations in the electronic and electro-mechanical device analysis market. SigLab products provide a cost-effective, portable technology for measurement applications like computer hard disk head positioning or acoustic noise suppression systems in automobiles. The products are controlled by and integrated with the MATLAB software from The MathWorks Inc. of Natick, Massachusetts. The products range in price from $5,000 for a base 2-channel unit to $30,000 for a 6-channel system with optional software and additional memory. Major customers for these products are distributors such as Signaltech, Sigmatest and Accoutionies, and customers such as G-Tech Instrument, Inc. and Phase Metrics.

         CUSTOM DATA ACQUISITION SYSTEMS. DSPT also designs custom systems for customer-specific measurement or control applications. These systems are configured from DSPT's line of modules, such as signal conditioners, transient recorders, analog-to-digital converters and interface modules. These systems are typically sold to universities, government-funded labs and research and development labs. The typical selling price of a system ranges from about $25,000 to about $300,000 for a complex installation. Major customers for these products are Boeing Commercial Airplane, Naval Air Warfare Center, Telogy, Stanford Linear Accelerator and Ethyl Corporation.

MANUFACTURING AND SUPPLIERS

         DSPT manufactures its products from components and prefabricated parts such as integrated circuits, printed circuit boards, power supplies and enclosures manufactured by others. Manufacturing operations consist of assembly of printed circuit boards, power supplies and crates, system integration and final testing. Materials and components used by DSPT in manufacturing are available primarily from domestic sources. Where possible, DSPT buys from multiple sources to avoid dependence on any single supplier. However, certain custom analog devices are only available from a limited number of suppliers.

MARKETING AND SALES

         In the United States, DSPT primarily sells and services its products through its own sales and service organizations located in Michigan and California. In Canada, Western Europe, Korea and Japan, DSPT sells its products through independent distributors through whom DSPT provides technical and administrative assistance. For its transportation market products, DSPT distributes its products through FEV in Europe except for the United Kingdom. In the United Kingdom, DSPT operates a sales and customer support subsidiary for its powertrain testing products. DSPT's standard terms of sale generally require payment within 30 days of shipment.

         The following customers accounted for over 10% of fiscal 1999 net sales: General Motors accounted for 15%, Sverdrup for 14% and Engelhard for 12%. In fiscal 1998, General Motors accounted for 21% of net sales and Hyundai Motor accounted for 14% of net sales. General Motors accounted for 18% of net sales in fiscal 1997. No other customer accounted for 10% or more of DSPT's net sales in fiscal years 1999, 1998 or 1997. Sales of DSPT products through DSPT's relationship with FEV during fiscal 1999 were approximately $1,249,000 or approximately 5% of DSPT's total net sales.

         Export sales, primarily to the United Kingdom, Western Europe, and the Far East, accounted for approximately 20%, 35% and 32% of sales in 1999, 1998 and 1997, respectively.

         At January 31, 1999, DSPT had an order backlog of approximately $4,800,000 compared to a backlog of approximately $11,500,000 at January 31, 1998, and approximately $9,500,000 at January 31, 1997. Backlog consists of orders believed by management to be firm and scheduled for delivery within twelve months. However, most orders can be rescheduled or canceled by customers without significant penalty. In addition, backlog is dependent on the timing of orders, particularly large orders, and on seasonal spending for capital requirements. Accordingly, backlog at January 31, 1999, or at any other date, may not be indicative of prospective sales.

SERVICE AND WARRANTY

         DSPT maintains a telephone hotline staffed with qualified technicians to respond to service calls. Most servicing is performed at its facilities in Fremont, California and Ann Arbor, Michigan.

         DSPT generally extends a one-year warranty for its products. Warranty costs have been nominal to date.

RESEARCH AND DEVELOPMENT

         DSPT's ability to compete successfully in an industry subject to rapid technological change depends on, among other things, its ability to anticipate and respond to such change. Accordingly, DSPT is committed to a high level of research and development activity. In 1999, the principal products introduced were the transportation group's RedLine ADAPT-CAS, its new combustion analysis system, BaseLine ADAPT, a lower cost dynamometer controller and several software enhancements and upgrades to ADAPT-DAC system, its primary dynamometer control product. In 1999, the lab group introduced several new software add-ons which have helped broaden the market for its signal acquisition products. DSPT expects that in 2000 research and development activities will focus primarily on software development for new products and product enhancements.

         DSPT incurred expenditures for research and development of $2,765,000 in fiscal 1999, $2,352,000 in fiscal 1998 and $2,203,000 in fiscal 1997, representing 11%, 11%, and 12% of total sales in each such period. In accordance with the Statement of Financial Accounting Standards No. 86 which requires the capitalization of software development costs incurred subsequent to establishing the technological feasibility of producing the finished software product, DSPT capitalized $522,000, $517,000, and $630,000 in fiscal 1999, 1998 and 1997, respectively.

COMPETITION

         Competition, from both U.S. and foreign competitors, is strong and active. Some of these competitors are substantially larger companies with greater resources. DSPT management believes that these companies include AVL located in Graz, Austria, and Sverdrup, a system integrator based in Tennessee.

         DSPT competes primarily on the basis of product diversity, features and functions, price/performance, flexibility, and technical support. In addition, DSPT believes that an additional competitive factor in the automotive market is its installed base in the United States. DSPT believes that it competes favorably with respect to all these factors. Systems integration experience and ability is increasingly a factor in large system orders and DSPT believes that it has the personnel and the resources to compete in this area, although many of its competitors are substantially larger with greater resources.

PROPRIETARY RIGHTS

         DSPT relies upon a combination of copyright, trade secret laws and non-disclosure and licensing agreements to establish and maintain its proprietary rights to its products. The laws of foreign countries may not protect DSPT's proprietary rights to the same extent as do the laws of the United States. Although DSPT continues to implement protective measures and intends to defend its proprietary rights, these measures may not be successful. DSPT believes, however, that, because of the rapid pace of technological change in the automated test, measurement and control industries, the legal protections for its products are less significant factors in DSPT's success than the knowledge, ability, and experience of DSPT's employees, the frequency of product enhancements and the timeliness and quality of support services provided by DSPT.

         DSPT is subject to the risk of adverse claims and litigation alleging infringement of intellectual property rights. Technology used in DSPT's products is licensed from third parties on a non-exclusive basis. These license agreements generally require DSPT to pay royalties and to fulfill confidentiality obligations in order to maintain the licenses. The termination of any of these licenses may have a material adverse effect on DSPT's operations. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of its products or relating to current or future technologies, DSPT may not be able to do so on commercially reasonable terms.

EMPLOYEES

         DSPT had 158 employees at January 31, 1999. Of these employees, 107 worked in manufacturing and engineering, 29 in marketing and sales and 22 in administration. None of DSPT's employees is represented by a labor union and there has never been a disruption of operations due to labor dispute.

ITEM 2: PROPERTIES

         DSPT's facilities consist of approximately 28,000 square feet of space in Fremont, California and approximately 26,000 square feet of space in Ann Arbor, Michigan which are leased under operating leases. The Fremont facility lease provides for monthly rent payments of $15,146 through October 1998 and $35,388 from November 1998 through lease expiration on July 1999. DSPT plans to move its lab group to a smaller location when the lease expires.

         The Ann Arbor facility leases consist of:

         o A seven-year lease for one building which expires in January 2000, providing for annually increasing monthly rental payments reaching $10,257 during the seventh year. DSPT expects to move out of this facility when the lease expires.

         o A 31-month lease for another building which expires in June 1999, with monthly rental payments of $4,308 from December 1996 through May 1998 and increasing to $4,602 per month thereafter. DSPT plans to extend its lease on this facility until it is able to move into its new facility.

         o A facility sublease commencing October 1998, providing for monthly rental payments of $4,696, and renewable annually each June until June 2002. If DSPT does not renew the lease, DSPT is responsible to pay the lessor a one-time payment to cover the unamortized costs of the tenant improvements. DSPT expects to renew its lease for another year in June 1999.

         DSPT is obligated to pay real estate taxes, insurance and maintenance expenses associated with the leased facilities.

         DSPT is in the process of constructing a new 57,200 square foot facility located in Ann Arbor, Michigan, which will house its corporate headquarters and transportation group. Under the terms of the construction contract, DSPT is obligated to pay the contractor $3,750,000 for the construction of the new facility which is expected to be completed sometime during the fall of calendar 1999. Management believes that the new facilities will be adequate for the company over the next two to three years.

         DSPT also owns a condominium located in Ann Arbor, Michigan.

ITEM 3: LEGAL PROCEEDINGS

         Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended January 31, 1999.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         DSPT's common stock is currently traded on the Nasdaq National Market under the symbol "DSPT." The following table sets forth, for the periods indicated, the high and low closing sales prices of the common stock as reported by the Nasdaq market.


                             YEAR ENDED               YEAR ENDED
                          JANUARY 31, 1999         JANUARY 31, 1998
                          ----------------         ----------------
                          HIGH         LOW         HIGH         LOW
                          ----         ---         ----         ---

First Quarter       $    10.625  $    8.000  $     6.375  $    5.375
Second Quarter           10.000       7.500        6.000       4.875
Third Quarter             9.375       5.375       11.625       5.625
Fourth Quarter            7.938       6.50        11.313       8.000


HOLDERS

         The approximate number of holders of record of DSPT's common stock at March 31, 1999 was 90. DSPT believes that these recordholders represent approximately 1,050 beneficial owners.

DIVIDEND POLICY

         DSPT has never declared or paid a dividend. DSPT's policy is to retain earnings for use in its business.

ITEM 6:  SELECTED FINANCIAL DATA

         The following table presents selected historical financial data for DSPT derived from the audited financial statements of DSPT and is qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the related notes, included elsewhere in this report.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                     YEARS ENDED JANUARY 31,
                                                                   -----------------------------------------------------------
                                                                      1999        1998         1997        1996         1995
                                                                      ----        ----         ----        ----         ----
OPERATING RESULTS DATA (FOR THE YEAR):
   Net sales ................................................      $25,396      $22,038      $17,987      $15,538      $12,977
   Operating income .........................................        2,277        2,543        1,234        1,956        1,416
   Net income ...............................................        1,582        1,646          914        1,277          874
   Net income per common share (basic) ......................          .70          .74          .42          .60          .42
   Weighted average shares used in computing basic net income
      per share .............................................        2,253        2,211        2,168        2,131        2,079
   Net income per common share (diluted) ....................          .64          .68          .40          .55          .40
   Weighted average shares and equivalents used in computing
      diluted net income per share ..........................        2,437        2,304        2,331        2,189        2,479
BALANCE SHEET DATA (AT YEAR END):
   Working capital ..........................................      $ 8,276      $ 8,173      $ 5,726      $ 5,472      $ 4,190
   Total assets .............................................       17,068       16,730       11,799       10,294        8,744
   Long-Term obligations ....................................         --           --           --           --           --
   Stockholders' equity .....................................       12,016       10,657        8,687        7,698        6,268



ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         The following table sets forth, for the indicated periods, the percentages that certain items in the consolidated statements of income bear to net sales. The table and subsequent discussion should be read in conjunction with the consolidated financial statements and notes included elsewhere in this report.


                                               YEAR ENDED JANUARY 31,
                                               ----------------------
                                                1999    1998   1997
                                                ----    ----   ----
Net sales ....................................   100%   100%   100%
Gross profit .................................    53     54     56
Research and development expenses ............    11     11     12
Marketing, general and administrative expenses    32     31     37
Restructuring costs ..........................     2    --     --
Operating income .............................     9     12      7
Net income ...................................     6      7      5


         For accounting purposes, DSPT changed to a 52/53 week convention with the fiscal year ending on the Sunday nearest the end of January effective on the fiscal year beginning February 1, 1997. However, for financial reporting purposes, each fiscal quarter or year is presented as if it ended on the last day of such period. The number of days covered in each year used in the period-to-period comparisons are essentially the same with 1999 and 1998 having 364 days and 1997 having 366 days.

         OVERVIEW. One of the major trends occurring in the transportation industry, DSPT's largest market, is that large customers are demanding custom turnkey solutions that require more complex integration services. DSPT believes that investments in this area are necessary to expand its share of the transportation market. Starting in 1997, DSPT invested heavily in developing significant service capabilities in the areas of custom manufacturing, system integration, project engineering/management, installation and commissioning with the goal of becoming a full-service company capable of manufacturing and providing turnkey integration of its products. DSPT's turnkey solutions, which combine its products and integration services, have provided DSPT's growth in the last three years.

         REVENUES AND SALES BACKLOG. Revenues were $25,396,000, $22,038,000 and $17,987,000 in 1999, 1998 and 1997, respectively, with annual revenue growth of 15% from 1998 to 1999 and 23% from 1997 to 1998. Revenue growth during 1999 and 1998 was principally driven by several large orders, contracts greater than $1,000,000, for the transportation group turnkey RedLine data acquisition and control systems that increased sales backlogs to $9,500,000 at January 31, 1997 and to $11,500,000 at January 31, 1998. In addition, the introduction of new products in the lab group slowed the decline in revenues for the lab group from 1997 to 1998 and resulted in a slight increase from 1998 to 1999.

         Overall revenue growth slowed in 1999 and sales backlog decreased to $4,800,000 at January 31, 1999, as the total dollar amount of large orders for transportation group products dropped significantly in 1999 compared to 1998, primarily due to delays in budgetary approvals from several major customers, as well as the delay in the introduction of DSPT's new RedLine combustion product, Redline ADAPT-CAS. In addition, revenues and sales bookings from the Asian market for Transportation Group products fell dramatically, reflecting the economic conditions in that region.

         The revenue increase in 1997 compared to 1996 was principally due to continued increase in demand for the transportation group products and services associated with RedLine ADAPT-DAC.

         Product revenues amounted to $21,349,000, $19,114,000 and $16,154,000 in 1999, 1998 and 1997, respectively. Product revenues grew by 12% in 1999 from 1998, and by 18% in 1998 from 1997. Product revenue growth in 1999 and 1998 was primarily due to the large orders received for its turnkey solutions in 1998 and 1997. The decrease in the rate of product revenue growth experienced in 1999 is attributable to the factors described above.

         Service revenues amounted to $4,047,000, $2,924,000 and $1,833,000 in
1999, 1998 and 1997, respectively. Service revenues grew by 38% in 1999 from 1998, and by 59% in 1998 from 1997. Service revenues amounted to 16%, 13% and 10% of total revenues in 1999, 1998 and 1997, respectively. The growth in service revenues in all periods reflects an increase in integration services revenues as part of turnkey system solutions introduced in 1997 to fill the growing need from DSPT's large transportation group customers. In addition, maintenance contracts and training services also increased as product revenues increased.

         GROSS PROFIT. Gross profit percentage decreased to 53% in 1999 compared to 54% in 1998 and 56% in 1997. Gross profit percentage is subject to change due to various factors, including variation in product mix, changes in component costs and revenue levels. As anticipated in 1999 and 1998, the decrease in gross profit percentages is a result of product mix shift towards lower margin transportation group turnkey RedLine systems. This shift in product mix decreased the gross profit percentage in the transportation group segment from a high of 56% in 1997 to 52% in 1998 and 51% in 1999. These percentages were offset partially by the increasing gross profit margins for the lab group that went from 58% in 1997 to 62% in 1998 and 68% in 1999. The increase in margins in the lab group was primarily due to a shift in product mix to higher margin new products.

         Information regarding gross margins related to product sales and service sales are not provided separately as such information is not readily available from DSPT's management information system.

         RESEARCH AND DEVELOPMENT. DSPT invests in new product and application developments in both the transportation group and lab group. The majority of the research and development expenses in all the periods presented were for the transportation group which introduced several new products and enhancements during the last three years.

         Research and development expenses during the last three years remained at 11-12% of revenues. The increase in absolute dollars in 1999 compared to 1998 was primarily due to the addition of engineering consultants in the short term to accelerate the completion of certain product development projects, including RedLine which was behind schedule. DSPT anticipates research and development expenses to continue to increase in absolute dollars as it continues to add personnel to staff its development projects. However, it is expected that research and development expenses will remain at approximately 11% of net sales.

         MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses increased in absolute dollar amounts by $1,095,000, or 16% in 1999 from $6,916,000 in 1998. As a percentage of sales, these expenses increased slightly to 32% in 1999 compared to 31% in 1998. The increase in spending in 1999 compared to 1998 was due to increased sales and marketing expenses, including the hiring of additional marketing personnel and increased advertising and sales collateral budgets. These expenses were primarily incurred to permit increased focus on industrial manufacturers and a broad range of transportation industry equipment suppliers. DSPT also increased trade show expenses to introduce new products and incurred higher administrative support costs in 1999.

         Marketing, general and administrative expenses increased in absolute dollar amounts by 3% in 1998 compared to 1997, and decreased as a percentage of sales to 31% in 1998 from 37% in 1997. The increase in absolute dollars was a result of DSPT hiring additional sales and applications personnel to address the increased level of sales opportunities primarily for turnkey systems. The decrease in the percentage of sales was a result of increased revenues.

         RESTRUCTURING COSTS. On January 21, 1999, DSPT announced its strategic decision to relocate its corporate headquarters to, and consolidate its transportation group operations in, Ann Arbor, Michigan in order to allow efficient operation of the transportation group, its largest and most profitable business segment. DSPT recorded a one-time, pre-tax restructuring charge of $496,000 in the fourth quarter of 1999 which consists of $306,000 in severance pay and $190,000 in estimated idle facility and winding down costs.

         DSPT expects that after the move and consolidation is complete sometime in fiscal 2000, earnings will benefit from a lower cost structure and improved operating efficiencies. Manufacturing, sales and service for the transportation group will be consolidated with corporate headquarters into a single, company-owned facility in Ann Arbor.

         OTHER INCOME. Other income, net of interest expense in 1999 was essentially unchanged at $221,000 compared to $225,000 in 1998, and increased from $123,000 in 1997. On average, DSPT had much higher available cash to invest or to take advantage of vendor early payment discounts in 1999 and 1998 than in 1997.

         INCOME TAXES. The effective tax rate computed for 1999 was 37% compared to 40% in 1998 and 33% in 1997. The lower tax rate in 1999 versus 1998 reflect primarily the higher research and development credits and lower state tax rates.

         The higher tax rate in 1998 compared to 1997 reflect 1998's higher domestic income contribution, higher state income taxes and lower research and development tax credits compared to 1997. Domestic tax rates historically have been higher than DSPT's foreign subsidiary's tax rates.

         Factors that may affect the tax rates include research and development tax credits, differences in state tax rates, software capitalization levels and foreign income contributions.

         NET INCOME. As a result of the factors discussed above, net income decreased in absolute dollars to $1,582,000, or $.64 per diluted share in 1999, from $1,646,000, or $.68 per diluted share in 1998. 1997 net income was $914,000, or $.40 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOWS. During 1999, operating activities used $724,000 of cash, compared with cash generated of $3,915,000 and $929,000 in 1998 and 1997, respectively. The cash used in 1999 for operating activities was largely due to the application of customer prepayments against receivables and to increased accounts receivable brought about primarily by high shipments in the last month of the year end. The major uses of cash in investing and financing activities included additions to property and equipment, investment in software development and the repurchase of DSPT's common stock on the open market.

         Capital expenditures for property and equipment additions totaled $1,743,000 in 1999, $407,000 in 1998, and $1,015,000 in 1997. Major capital expenditures in 1999 included the purchase of land for the Ann Arbor building site and construction-in-progress costs for the new 57,200 square foot facility. DSPT purchased the land late in the second quarter of 1999 in anticipation of growth over the next three to five years. Due to the rising building lease costs in the Ann Arbor, Michigan area, DSPT found that it would cost less to own its own facility. Building construction costs along with furniture, fixtures and equipment is currently estimated at $4,600,000. DSPT anticipates that the construction and eventual mortgage of the building will be financed through the Michigan Strategic Fund industrial bond financing. In August 1998, the Michigan Strategic Fund adopted an inducement resolution for a loan not to exceed $5,900,000 for DSPT. The bond issuance is pending negotiations between DSPT, Michigan Strategic Fund and DSPT's bank. As part of the financing, DSPT's bank will be expected to issue a letter of credit and will require a guarantee from MTS. DSPT expects the financing to be completed in May 1999.

         DSPT has secured a building contractor to build the first phase on the property, and began construction of the first phase in February 1999. Based on DSPT's current growth plans, DSPT believes that the building site is sufficient to allow DSPT to grow over the next three to five years.

         SHARE REPURCHASE PLAN. In May 1998, DSPT announced plans to repurchase up to 225,000 shares of its outstanding common stock, which represents approximately 10% of its shares, at prevailing market prices because it deemed the repurchase a good investment. DSPT terminated the repurchase plan in March 1999 in connection with the board of directors' approval of the proposed merger between DSPT and MTS. As of January 31, 1999, the DSPT had repurchased approximately 51,000 shares on the open market for an aggregate amount of $397,000, or $7.72 per share. As a result of the small number of shares of repurchased common stock through January 31, 1999, the repurchase had minimal effect on net income per share. DSPT made no further common stock repurchases after January 31, 1999.

         FOREIGN CURRENCIES. DSPT denominates substantially all of its transactions in U.S. currency other than transactions by its foreign subsidiary. The assets and liabilities of the Company's foreign subsidiary is denominated in the country's local currency and translated at the year-end rate of exchange. The related income statement items are translated at the average rate of exchange for the year. The resulting translation adjustments are excluded from income and reflected as a separate component of shareholders' equity. Realized and unrealized exchange gains or losses arising from transaction adjustments are reflected in operations and are not material.

         WORKING CAPITAL. Working capital at January 31, 1999 was $8,276,000 compared to $8,173,000 at the beginning of the fiscal year, while the current ratios stood at 2.8 to 1.0 at January 31, 1999 and at 2.5 to 1.0 at January 31, 1998. DSPT has a $4,000,000 secured bank line of credit with no balance outstanding at January 31, 1999. DSPT currently anticipates that internally generated funds, bank borrowings and anticipated revenue bonds will be sufficient to satisfy its anticipated operating needs over the foreseeable future.

         Management believes that inflation has not had a material effect on DSPT's operations or financial condition.

YEAR 2000 COMPLIANCE

         DSPT has an informal initiative in place to address Year 2000 issues and risks. The five elements of the initiative can be summarized as follows:

o        product readiness;

o        internal infrastructure readiness;

o        facilities readiness;

o        supplier and vendor readiness; and

o        DSPT's contingency plan.

         PRODUCT READINESS. DSPT's products perform functions related to acquiring data from tests of other companies' products and do not perform date calculations and, therefore DSPT does not consider Year 2000 issues and risks related to its products to be significant. All products sold by DSPT since the beginning of calendar 1998 have been tested by DSPT and determined to be Year 2000 compliant. DSPT has contacted all of its significant customers and informed them that prior versions of DSPT products may not be Year 2000 compliant. Customers with earlier versions of DSPT products, other than some former DSPT products which are obsolete, may upgrade at the cost of an annual maintenance contract to assure compliance.

         INTERNAL INFRASTRUCTURE READINESS. DSPT has also reviewed its internal management information systems, billing, outside payroll and other information service functions critical to its operations and determined the nature and extent of any Year 2000 issues related to such functions. DSPT's management information systems, billing and outside payroll systems are run on software provided by third party vendors. DSPT has obtained certifications from each of such vendors that those systems have been tested and are Year 2000 compliant. DSPT has a small number of noncompliant personal computers which will be phased out of use during DSPT's consolidation of the transportation group to Ann Arbor.

         FACILITIES READINESS. DSPT has conducted a limited review of its facilities, including air conditioning, heating and other facilities related systems, and has determined that its facilities are not Year 2000 compliant. DSPT's California lease expires at the end of July 1999 and DSPT will relocate the remaining operations being conducted in Fremont, California to a new facility in the same area. DSPT expects to consolidate all of its operations in Michigan into a new company-owned facility before the end of calendar 1999. As a term and condition to entering into any new lease or building construction, DSPT is requiring its lessor/building contractor to certify that the premises are Year 2000 compliant.

         SUPPLIER AND VENDOR READINESS. DSPT does not have any formal plan for addressing Year 2000 compliance with its suppliers and vendors. DSPT has received voluntary certification of Year 2000 compliance from many of its existing suppliers and vendors who are critical to DSPT's operations. DSPT is in the process of selecting new suppliers of most components and new assembly houses for transportation group products as a result of the consolidation of its transportation group operations in Ann Arbor, Michigan. DSPT has made the receipt of Year 2000 compliance certification a term and condition of entering into any new relationship with suppliers and vendors. DSPT intends to seek certification of Year 2000 compliance from any remaining existing suppliers and vendors critical to its operations beginning in May or June, 1999. DSPT expects to concentrate on its suppliers of circuit boards, limited source vendors and outside assembly houses for such third party products. DSPT expects to have the supplier/vendor certification project complete by the fall of 1999.

         CONTINGENCY PLANNING. DSPT does not consider the risks associated with Year 2000 issues to be significant to DSPT. DSPT has begun outlining the measures that it can take in January 2000 to minimize any Year 2000 related problems. Such measures include the following:

o        developing alternate supplier relationships;

o        stocking critical inventory items; and

o        stocking critical alternate parts and components.

         DSPT has also done the following with respect to Year 2000 issues and compliance: notified its significant customers regarding the need to update DSPT's older products for Year 2000 compliance; determined a course of action for phasing out noncompliant end user computers; and implemented policies regarding Year 2000 compliance with new suppliers and vendors and new landlords. DSPT also expects to implement a more formal policy with respect to existing suppliers and vendors who are critical to its operations. DSPT's costs to date in addressing Year 2000 issues have not been significant, and DSPT expects that any future costs will be immaterial.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         THE POTENTIAL BUSINESS COMBINATION WITH MTS IS SUBJECT TO COMPLETION AND THE COSTS OF SUCH BUSINESS COMBINATION ARE SUBSTANTIAL AND MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS. On March 23, 1999, DSPT, MTS and Badger Merger Corp. entered into an Agreement and Plan of Merger pursuant to which MTS is to acquire DSPT in a stock-for-stock merger. The merger is subject to, among other things, regulatory approval, approval of the stockholders of DSPT and customary closing conditions. DSPT has incurred significant costs to date in connection with its potential merger with MTS. Such costs have been incurred and will be paid by DSPT regardless of whether the merger with MTS is consummated.

         DSPT NEEDS TO DEVELOP AND MANAGE ITS SYSTEMS INTEGRATION SERVICES. DSPT believes that the successful marketing and expansion of its transportation products will be increasingly dependent on its ability to offer systems integration services. Success depends on DSPT's ability to attract and retain qualified technical personnel, market acceptance of these services, timing of service revenues, and the ability to manage customer projects profitably. The successful management of these projects depends on the timely availability and quality of key products, the availability of key 11 personnel, the ability to integrate different products from a variety of vendors effectively, and the management of difficult scheduling and delivery problems. Most of DSPT's systems integration projects use fixed price contracts. The pricing of fixed price contracts requires accurate cost estimates in order to be profitable.

         DSPT'S QUARTERLY RESULTS HAVE FLUCTUATED SIGNIFICANTLY IN THE PAST AND MAY FLUCTUATE SIGNIFICANTLY IN THE FUTURE. DSPT's quarterly operating results have varied significantly depending on a number of factors.
These factors include:

o timing of receipt of system orders from and shipments to major customers;

o        variations in product mix and component costs;

o economic conditions prevailing within geographic markets and in the worldwide transportation industry;

o        market acceptance of new products and services;

o        timing and levels of operating expenditures;

o        exchange rate fluctuations;

o        DSPT's sales being concentrated in only a few customers; and

o DSPT's net sales being sporadic and typically generated in the last month of the quarter.

         DSPT IS HIGHLY DEPENDENT ON ITS SALES OVERSEAS. A significant part of DSPT's revenue growth in the past few years has been due to increases in DSPT's international sales, particularly in Western Europe and Asia.

DSPT IS HIGHLY DEPENDANT ON ITS SALES OVERSEAS. A significant part of DSPT's revenue growth in the past few years has been due to increases in DSPT's international sales, particularly in Western Europe and Asia. International sales accounted for approximately 20%, 35% and 32% of net sales in fiscal years 1999, 1998 and 1997, respectively. DSPT's international dsales are subject to the following risks:

o        political and economic changes and disruptions;

o        foreign regulation;

o        tariffs or other barriers; and

o        exchange rate fluctuations.

         DSPT PURCHASES SEVERAL KEY COMPONENTS FROM LIMITED SOURCES AND SALES COULD BE LOST OR DELAYED IF THESE COMPONENTS ARE UNAVAILABLE. DSPT currently purchases several key components used in the manufacture of its products from a single or limited sources and is dependent on supply from these sources to meet DSPT's needs. DSPT may encounter shortages and delays in obtaining such components in the future. Shortages and delays could have an adverse effect on DSPT's ability to meet customer orders and could result in lost or delayed sales and revenues.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         DSPT management believes that the market risk associated with DSPT's market risk sensitive instruments as of January 31, 1999 is not material, and therefore, disclosure is not required.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                      DSP TECHNOLOGY INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements


                                                                      PAGE
                                                                      ----

         Report of Independent Certified Public Accountants...........  17
         Consolidated Balance Sheets..................................  18
         Consolidated Statements of Income............................  19
         Consolidated Statement of Stockholders' Equity...............  20
         Consolidated Statements of Cash Flows........................  21
         Notes to Consolidated Financial Statements...................  22

                           Index to Supplementary Data

         Auditors Report on Schedule II...............................  41
         Valuation and Qualifying Accounts............................  42


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of DSP Technology Inc.:

         We have audited the accompanying consolidated balance sheets of DSP Technology Inc. and subsidiaries as of January 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DSP Technology Inc. and subsidiaries as of January 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended January 31, 1999, in conformity with generally accepted accounting principles.

/s/ GRANT THORNTON LLP

GRANT THORNTON LLP
San Jose, California
March 12, 1999, except for Note N as to
  which the date is March 23, 1999

                      DSP TECHNOLOGY INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                                                                       JANUARY 31,
                                                                                                       -----------
                                                                                                     1999      1998
                                                                                                     ----      ----

ASSETS
Current assets:
   Cash and cash equivalents ..................................................................   $ 1,432   $ 4,701
   Accounts receivable, net of allowance for doubtful accounts of $185 in 1999 and $150 in 1998     7,122     5,581
   Inventories ................................................................................     3,052     2,682
   Deferred income taxes ......................................................................       808       577
   Prepaid expenses and other .................................................................       334       216
                                                                                                  -------   -------
      Total current assets ....................................................................    12,748    13,757
Property and equipment, net ...................................................................     2,557     1,341
Other assets ..................................................................................     1,763     1,632
                                                                                                  -------   -------
                                                                                                  $17,068   $16,730
                                                                                                  -------   -------
                                                                                                  -------   -------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...........................................................................   $   906   $   687
   Accrued liabilities ........................................................................     2,621     3,755
   Income taxes payable .......................................................................       945     1,142
                                                                                                  -------   -------
      Total current liabilities ...............................................................     4,472     5,584
Deferred income taxes .........................................................................       580       489
Commitments ...................................................................................      --        --
Stockholders' equity:
   Preferred stock; 2,500,000 shares authorized; none issued ..................................      --        --
   Common stock; 25,000,000 shares authorized, $.001 par value; shares issued and outstanding:
      2,241,579 in 1999 and 2,264,860 in 1998..................................................     3,057     3,301
   Retained earnings ..........................................................................     8,920     7,338
   Accumulated other comprehensive income .....................................................        39        18
                                                                                                  -------   -------
      Total stockholders' equity ..............................................................    12,016    10,657
                                                                                                  -------   -------
                                                                                                  $17,068   $16,730
                                                                                                  -------   -------
                                                                                                  -------   -------



    The accompanying notes are an integral part of these financial statements

                      DSP TECHNOLOGY INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                                                      YEAR ENDED JANUARY 31,
                                                                                      ----------------------
                                                                                     1999      1998      1997
                                                                                     ----      ----      ----

Net sales
   Products ....................................................................   $21,349   $19,114   $16,154
   Services ....................................................................     4,047     2,924     1,833
                                                                                   -------   -------   -------
                                                                                    25,396    22,038    17,987
Cost of sales ..................................................................    11,847    10,227     7,842
                                                                                   -------   -------   -------
   Gross profit ................................................................    13,549    11,811    10,145
Operating expenses:
   Research and development ....................................................     2,765     2,352     2,203
   Marketing, general and administrative .......................................     8,011     6,916     6,708
   Restructuring costs .........................................................       496      --        --
                                                                                   -------   -------   -------
                                                                                    11,272     9,268     8,911
                                                                                   -------   -------   -------
   Operating income ............................................................     2,277     2,543     1,234
Other income, net ..............................................................       221       225       123
                                                                                   -------   -------   -------
   Income before income taxes ..................................................     2,498     2,768     1,357
Income taxes ...................................................................       916     1,122       443
                                                                                   -------   -------   -------
   Net income ..................................................................   $ 1,582   $ 1,646   $   914
                                                                                   -------   -------   -------
                                                                                   -------   -------   -------

Net income per share:
   Basic .......................................................................   $   .70   $   .74   $   .42
                                                                                   -------   -------   -------
                                                                                   -------   -------   -------
   Diluted .....................................................................   $   .64   $   .68   $   .40
                                                                                   -------   -------   -------
                                                                                   -------   -------   -------
Weighted average shares used in computing basic net income per share ...........     2,253     2,211     2,168
                                                                                   -------   -------   -------
                                                                                   -------   -------   -------
Weighted average shares and equivalents used in computing diluted net income per
share ..........................................................................     2,479     2,437     2,304
                                                                                   -------   -------   -------
                                                                                   -------   -------   -------


   The accompanying notes are an integral part of these financial statements.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                                             ACCUMULATED
                                                                                OTHER                      TOTAL
                                                       COMMON     STOCK     COMPREHENSIVE    RETAINED   STOCKHOLDERS'
                                                       SHARES     AMOUNT        INCOME       EARNINGS      EQUITY
                                                       -------    -------       -------      --------      -------
Balance at January 31, 1996 .......................     2,154    $ 2,920                     $ 4,778      $ 7,698
Comprehensive income:
   Foreign currency translations ..................                                  7                          7
   Net income .....................................                                              914          914
                                                                                                          -------
Comprehensive income ..............................                                                           921
Exercise of stock options .........................        26         68                                       68
                                                        -----    -------       -------       -------      -------
Balance at January 31, 1997 .......................     2,180    $ 2,988       $     7       $ 5,692      $ 8,687

Comprehensive income:
   Foreign currency translations ..................                                 11                         11
   Net income .....................................                                            1,646        1,646
                                                                                                          -------
Comprehensive income ..............................                                                         1,657
Exercise of stock options .........................        85        313                                      313
Balance at January 31, 1998 .......................     2,265    $ 3,301       $    18       $ 7,338      $10,657
                                                        -----    -------       -------       -------      -------
Comprehensive income:
   Foreign currency translations ..................                                 21                         21
   Net income .....................................                                            1,582        1,582
Comprehensive income ..............................                                                         1,603
Exercise of stock options .........................        28         99                                       99
Repurchase of common stock ........................       (51)      (397)                                    (397)
Compensation charge from nonqualified stock options                   54                                       54
                                                        -----    -------       -------       -------      -------
Balance at January 31, 1999 .......................     2,242    $ 3,057       $    39       $ 8,920      $12,016
                                                        -----    -------       -------       -------      -------
                                                        -----    -------       -------       -------      -------


    The accompanying notes are an integral part of this financial statement.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                              YEAR ENDED JANUARY 31,
                                                                              ----------------------
                                                                            1999       1998       1997
                                                                           -------    -------    -------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
   Net income ..........................................................   $ 1,582    $ 1,646    $   914
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
      Depreciation and amortization ....................................       975      1,107        847
      Deferred income taxes ............................................      (140)       (80)       217
      Changes in operating assets and liabilities:
        Accounts receivable ............................................    (1,541)      (797)    (1,482)
        Inventories ....................................................      (370)      (667)       180
        Prepaid expenses and other .....................................      (118)       (24)      (149)
        Accounts payable ...............................................       219       (112)       340
        Accrued liabilities ............................................    (1,134)     1,906        478
        Income taxes payable ...........................................      (197)       936       (416)
                                                                           -------    -------    -------
           Net cash (used in) provided by operating activities .........      (724)     3,915        929
                                                                           -------    -------    -------
Cash flows from investing activities:
   Purchases of property and equipment .................................    (1,743)      (407)    (1,015)
   Redemptions of certificates of deposit, net of purchases ............      --         --          199
   Investment in software development ..................................      (522)      (517)      (630)
   Other ...............................................................        18         74        (44)
                                                                           -------    -------    -------
           Net cash used in investing activities .......................    (2,247)      (850)    (1,490)
                                                                           -------    -------    -------
Cash flows from financing activities:
   Repurchase of common stock ..........................................      (397)      --         --
   Proceeds from issuance of common stock ..............................        99        313         68
                                                                           -------    -------    -------
           Net cash (used in) provided by financing activities .........      (298)       313         68
                                                                           -------    -------    -------
Increase (decrease) in cash and cash equivalents .......................    (3,269)     3,378       (493)
Cash and cash equivalents at beginning of period .......................     4,701      1,323      1,816
                                                                           -------    -------    -------
Cash and cash equivalents at end of period .............................   $ 1,432    $ 4,701    $ 1,323
                                                                           -------    -------    -------
                                                                           -------    -------    -------
Supplemental disclosure of cash flow information:
   Cash paid during year for income taxes ..............................   $ 1,086    $    23    $   639
                                                                           -------    -------    -------
                                                                           -------    -------    -------
   Cash paid during year for interest ..................................   $    18    $    22    $    22
                                                                           -------    -------    -------
                                                                           -------    -------    -------


   The accompanying notes are an integral part of these financial statements.

                      DSP TECHNOLOGY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS. The Company designs, develops, manufactures, markets and integrates high-speed computer-automated instrumentation for measurement and control applications. The Company has two groups, the Transportation Products Group, which focuses on powertrain testing, and the Lab Products Group, which focuses on vehicle safety and component testing and general data acquisition and signal analysis. The Company's principal markets are in the United States, United Kingdom, Western Europe, and the Far East. Powertrain testing is currently the Company's largest market and major focus.

         The Company's fiscal year ends on the Sunday nearest to January 31. However, for financial statement purposes, each fiscal year is presented as if it ended on January 31.

         PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         INVENTORIES. Inventories are stated at the lower of cost (first-in, first-out) or market. The Company periodically reviews its inventories for potential slow-moving or obsolete items and writes down specific items to net realizable value as appropriate.

         REVENUE RECOGNITION. The Company recognizes revenue primarily upon shipment when the product need only be manufactured and delivered. Revenue on contracts requiring delivery, installation and integration and contracts requiring longer delivery periods (long-term contracts) is recognized based on completed milestones or deliverables. Long-term contracts typically run from 18 to 24 months. The Company evaluates profitability on long-term contracts on an ongoing basis and recognizes losses when identified. Historically, no losses have been incurred on long-term contracts and no losses are anticipated on contracts in progress at January 31, 1999.

         COST OF SALES. Information regarding cost of sales related to product sales and service sales are not disaggregated as such information is not readily available from the Company's management information system.

         PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the assets or the lease term if shorter. Building and improvements are depreciated over 40 years. Machinery, equipment, and furniture are depreciated over three to five years.

         INTANGIBLE ASSETS. Cost in excess of net assets of acquired business ("goodwill") is amortized on a straight line basis over 25 years. The Company evaluates the realizability of goodwill periodically by comparing the carrying value to the undiscounted future cash flows of the related assets. Purchased technology, is included in other assets and amortized over five years. Effective February 1, 1996, impairments, if any, are recognized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," if applicable.

         RESEARCH AND DEVELOPMENT. Expenditures for research and development are expensed as incurred, except for certain costs incurred in developing computer software to be sold, which have been capitalized in accordance with the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." Such costs are capitalized once technological feasibility of the product has been established based upon completion of a detailed program design. Software costs capitalized amounted to $522,000, $517,000 and $630,000 for the years ended January 31, 1999, 1998 and
1997, respectively. Capitalized software is included in other assets and is being amortized to Research and Development expenses on a straight-line basis over the lesser of three years or the estimated economic lives of the respective products, beginning when the products are offered for sale. To date, the estimated useful lives of the products have always exceeded three years. The Company evaluates the realizability of capitalized software on an ongoing basis relying on a number of factors including operating results, business plans, market trends and product development cycles.

         TRANSLATION OF FOREIGN CURRENCIES. The Company denominates substantially all of its transactions in U.S. currency, except for transactions by its foreign subsidiary. The assets and liabilities of the Company's foreign subsidiary are denominated in the country's local currency and translated at the year-end rate of exchange. The related income statement items are translated at the average rate of exchange for the year. The resulting translation adjustments are excluded from income and reflected as a separate component of stockholders' equity. Realized and unrealized exchange gains or losses arising from transaction adjustments are reflected in operations and are not material.

         INCOME TAXES. The Company accounts for income taxes using an asset and liability approach for financial accounting and reporting purposes.

         NET INCOME PER SHARE. The following table sets forth the computation of basic and diluted earnings per shares ("EPS").


                                                        YEAR ENDED JANUARY 31,
                                                       ------------------------
                                                        1999     1998     1997
                                                       ------   ------   ------
                                                      (IN THOUSANDS, EXCEPT PER
                                                            SHARE AMOUNTS)
Numerator
Net income .........................................   $1,582   $1,646   $  914
                                                       ------   ------   ------
                                                       ------   ------   ------

Denominator
Number of shares on which basic EPS is calculated:
   Average outstanding during the year .............    2,253    2,211    2,168
   Add:  Incremental shares under stock option plans      226      226      136
                                                       ------   ------   ------
Number of shares on which diluted EPS is calculated     2,479    2,437    2,304
                                                       ------   ------   ------
                                                       ------   ------   ------

Basic EPS ..........................................   $  .70   $  .74   $  .42
Diluted EPS ........................................   $  .64   $  .68   $  .40


         CASH AND CASH EQUIVALENTS. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. These instruments are recorded at their carrying values which approximate fair values because of their short maturity.

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

         RECLASSIFICATIONS. Certain reclassifications have been made in the prior year financial statements to conform with the fiscal 1999 presentation.

         COMPREHENSIVE INCOME. The Company adopted SFAS No. 130, "Reporting Comprehensive Income," effective February 1, 1998. SFAS No. 130 establishes new rules for presenting comprehensive income and its components. The adoption had no impact on the Company's net income or stockholder's equity. SFAS No. 130 requires foreign currency translation adjustments to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

         SEGMENT REPORTING. The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective February 1, 1998, SFAS No. 131 establishes new rules for presenting reportable business segments. The adoption had no effect on the Company's net income or stockholders' equity.

NOTE B-INVENTORIES

         Inventories consist of:


                              JANUARY 31,
                              -----------
                           1999        1998
                          ------      ------
                              (THOUSANDS)

Raw materials . ........  $1,607      $1,695
Work-in-process ........   1,068         637
Finished goods .........     377         350
                          ------      ------
                          $3,052      $2,682
                          ------      ------
                          ------      ------


NOTE C-PROPERTY AND EQUIPMENT

         Property and equipment consist of:


                                                     JANUARY 31,
                                                     -----------
                                                 1999         1998
                                               -------       -------
                                                    (THOUSANDS)

Building and improvements ...............      $   111       $  --
Machinery and equipment .................          805           734
Office furniture ........................        2,152         1,914
Computer equipment ......................        2,550         2,263
                                               -------       -------
                                                 5,618         4,911
Accumulated depreciation and amortization       (4,097)       (3,570)
Land and construction in progress .......        1,036          --
                                               -------       -------
                                               $ 2,557       $ 1,341
                                               -------       -------
                                               -------       -------


NOTE D-OTHER ASSETS

         Other assets consist of:


                                                                                JANUARY 31,
                                                                                -----------
                                                                              1999        1998
                                                                             ------      ------
                                                                                (THOUSANDS)

Capitalized software, net of accumulated amortization of $1,106 in 1999
   and $849 in 1998 ...................................................      $1,464      $1,199
Cost in excess of net assets of acquired business, net of accumulated
   amortization of $759 in 1999 and $641 in 1998 ......................         126         244
Other .................................................................         173         189
                                                                             ------      ------
                                                                             $1,763      $1,632
                                                                             ------      ------
                                                                             ------      ------

NOTE E-BANK LINE OF CREDIT

         At January 31, 1999, the Company has a $4,000,000 line of credit with a bank renewable annually in May. Under the provisions of the line of credit agreement, interest on borrowings is charged at the bank's prime rate of interest (7.75% at January 31, 1999). Borrowings are collaterized by all unencumbered assets of the Company and the Company must maintain certain financial ratios and be profitable on an annual basis. There was no outstanding balance at January 31, 1999 or 1998. Funds were borrowed at a weighted average interest rate of 8.1% and 8.63% during 1999 and 1998, respectively.

NOTE F-ACCRUED LIABILITIES

         Accrued liabilities consist of:


                                             JANUARY 31,
                                             -----------
                                          1999       1998
                                          ----       ----
                                           (THOUSANDS)
Employee compensation and benefits      $  697      $  755
Commissions ......................          47         112
Customer deposits ................         711       1,969
Restructuring costs ..............         496        --
Other ............................         670         919
                                        ------      ------
                                        $2,621      $3,755
                                        ------      ------
                                        ------      ------


NOTE G-INCOME TAXES

         Earnings before taxes consists of:


                               YEAR ENDED JANUARY 31,
                           ------------------------------
                            1999        1998        1997
                           ------      ------      ------
                                   (THOUSANDS)

U.S. operations .......... $1,927      $2,269      $  962
Foreign operations .......    571         499         395
                           ------      ------      ------
                           $2,498      $2,768      $1,357
                           ------      ------      ------
                           ------      ------      ------

         Income tax expense consists of:


                                   YEAR ENDED JANUARY 31,
                             -----------------------------------
                               1999         1998          1997
                             -------       -------       -------
                                        (THOUSANDS)
Currently payable:
   Federal income taxes ..   $   720       $   800       $    67
   State income taxes ....       176           227            43
   Foreign taxes .........       160           175           116
                             -------       -------       -------
                               1,056         1,202           226
Deferred:
   Federal income taxes ..      (110)          (71)          184
   State income taxes ....       (30)           (9)           33
                             -------       -------       -------
                                (140)          (80)          217
                             -------       -------       -------
                             $   916       $ 1,122       $   443
                             -------       -------       -------
                             -------       -------       -------

         The difference between income tax rates computed by applying the Federal statutory income tax rate to income before income taxes and the actual effective tax rate is reconciled as follows:


                                                   YEAR ENDED JANUARY 31,
                                                ----------------------------
                                                1999        1998        1997
                                                ----        ----        ----
Federal statutory rate ...................      34.0%       34.0%       34.0%
Goodwill .................................       1.6          .5         1.1
State income taxes, net of federal benefit       4.6         5.4         2.7
Research and development credits .........      (2.6)       (1.8)       (3.3)
Benefit of foreign sales corporation .....       (.4)       (1.0)       (3.8)
Other ....................................       (.5)        2.4         2.0
                                                ----        ----        ----
   Effective tax rate ....................      36.7%       40.5%       32.7%
                                                ----        ----        ----
                                                ----        ----        ----

         At January 31, 1999 and 1998, respectively, the major components of deferred tax assets are: inventory reserves and cost capitalization-$289,000 and $284,000; receivable and warranty reserves-$118,000 and $105,000; restructuring accrual-$198,000 and none; and accrued compensation-$147,000 and $126,000. The major item in non-current deferred tax liabilities is research and development expenses of $580,000 at January 31, 1999 and $481,000 at January 31, 1998.

NOTE H-STOCK OPTION PLANS

         The Company has two stock option plans, the 1991 Option Plan ("1991 Option Plan") and the 1991 Directors Option Plan ("1991 Directors Option Plan") accounted for under APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. The 1991 Option Plan provides for the granting of incentive and non-statutory options to employees. The 1991 Directors Option Plan provides for the granting of nonqualified stock options to directors of the Company who are not employees of the Company. The options, which have terms of five or ten years when issued, typically vest over three years. The exercise price of each option equals the market price of the Company's stock on the date of grant or, in the case of those holding more than 10% of the Company's outstanding common stock, 110% of the market price. Accordingly, no compensation cost has been recognized for grants from either plan. A total of 1,129,327 shares of the Company's common stock have been reserved for issuance under the 1991 Option Plan, of which 255,182 shares are available for grant at January 31, 1999. The 1991 Directors Option Plan has 75,000 common shares reserved, of which 6,000 shares are available for grant at January 31, 1999.

         Had compensation costs for the plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and income per share would have been reduced to the pro forma amounts indicated below. Pro forma results for 1999, 1998 and 1997 may not be indicative of pro forma results in future periods because the pro forma amounts do not include pro forma compensation cost for options granted prior to February 1, 1995.


                                   YEAR ENDED JANUARY 31,
                                   ----------------------
                                 1999        1998       1997
                                 ----        ----       ----
Net income (In thousands):
   As reported ...........   $   1,582   $   1,646   $     914
   Pro forma .............   $   1,269   $   1,310   $     678
Net income per share:
   As reported-Basic .....   $     .70   $     .74   $     .42
   As reported-Diluted ...   $     .64   $     .68   $     .40
   Pro forma-Basic .......   $     .56   $     .59   $     .31
   Pro forma-Diluted .....   $     .51   $     .55   $     .30


         A summary of the status of the various stock option plans as of January 31, 1999, 1998 and 1997, and changes during the years ending on those dates is presented below.


                                                          YEAR ENDED JANUARY 31,
                                       ------------------------------------------------------------
                                             1999                1998                  1997
                                       -----------------    ------------------   ------------------
                                                WEIGHTED             WEIGHTED              WEIGHTED
                                                AVERAGE              AVERAGE               AVERAGE
                                                EXERCISE             EXERCISE              EXERCISE
                                       SHARES    PRICE      SHARES    PRICE       SHARES    PRICE
                                       ------    -----      ------    -----       ------    -----
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Outstanding at beginning of year        600      $4.81        602      $4.47        555      $4.29
Granted ........................        135       7.68        103       6.09         95       5.11
Exercised ......................        (28)      3.53        (85)      3.69        (26)      2.67
Forfeited ......................        (17)      6.07        (20)      5.83        (22)      4.81
                                        ---                   ---                   ---
Outstanding at end of year .....        690      $5.39        600      $4.81        602      $4.47
                                        ---                   ---                   ---
                                        ---                   ---                   ---


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions.

Weighted-average fair value of options
   granted during the year ...........      $ 5.56       $ 4.27       $ 3.18
Expected term (years) ................           7            7            6
Volatility ...........................        77.0%        67.0%        60.0%
Risk free interest rate ..............         5.2%         6.3%         6.8%
Dividend yield .......................        --           --           --


         The following information applies to options outstanding at January 31, 1999:


                                          OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                 -------------------------------------   -------------------------
                                                  WEIGHTED
                                                   AVERAGE    WEIGHTED                   WEIGHTED
                                                  REMAINING   AVERAGE                     AVERAGE
                                     NUMBER      CONTRACTUAL  EXERCISE      NUMBER       EXERCISE
RANGE OF EXERCISE PRICES          OUTSTANDING       LIFE       PRICE      EXERCISABLE      PRICE
------------------------         --------------  -----------  --------   --------------  ---------
                                 (IN THOUSANDS)   (IN YEARS)             (IN THOUSANDS)

$0.875 - $ 1.250                       37             1       $  1.23           37       $  1.23
 2.625 -   3.875                      135             5          3.25          135          3.25
 4.000 -   6.000                      198             7          5.15          147          5.09
 6.125 -   8.625                      307             8          6.80          160          6.37
 9.313 -  10.625                       13            10          9.58            1          9.37
                                 ---------                               ----------
                                      690                                      480
                                 ---------                               ----------
                                 ---------                               ----------


         During 1999, the Company awarded options for 39,000 shares to certain non-employees for services rendered or to be rendered. These stock options are included in the stock option plan information above. The Company recognized a charge to earnings of approximately $54,000 in connection with the option grants.

NOTE I-COMMITMENTS

         LEASES. The Company leases its facilities in Fremont, California and Ann Arbor, Michigan under operating leases which expire at various times during 2000. Rental expenses were $433,000 in 1999, $350,000 in 1998, and $303,000 in 1997.

         Future minimum rental commitments for all leases with initial non-cancelable lease terms of more than one year are $382,000 in 2000.

         The Company has entered into a construction contract to build a 57,200 square foot facility on its eight acre land in Ann Arbor, Michigan, which will house all of its Ann Arbor, Michigan operations. The Company expects to vacate all of its leased facilities in Ann Arbor, Michigan once the new building is completed. Under the terms of the construction contract, the Company is obligated to pay the contractor $3,750,000 for the construction of the new facility which is expected to be completed in the fall of 1999.

NOTE J-MAJOR CUSTOMERS AND FOREIGN SALES

         Three separate customers accounted for 10% or more of net sales in 1999 as follows: 15%, 14% and 12%. One customer accounted for 21% and 18% of net sales for 1998 and 1997, respectively. One other customer accounted for 14% of net sales in 1998.

         Foreign sales were as follows:


                                     YEAR ENDED JANUARY 31,
                                     ----------------------
                                   1999        1998        1997
                                  ------      ------      ------
                                          (IN THOUSANDS)
United Kingdom ("UK") ......      $2,948      $2,640      $2,916
Asia/Pacific Rim ...........         601       3,496       1,476
Western Europe, excluding UK       1,531       1,457       1,352
Other countries ............          41         148          16
                                  ------      ------      ------
                                  $5,121      $7,741      $5,760
                                  ------      ------      ------
                                  ------      ------      ------


NOTE K-BUSINESS SEGMENTS AND FOREIGN OPERATIONS

         BUSINESS SEGMENTS. The Company operates in two business segments:
Transportation Products Group and Lab Products Group. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations.

         The Transportation Products Group designs, manufactures and sells primarily integrated systems and services for powertrain testing.

         The Lab Products Group consists of the Company's SigLab Group and Advanced Research Group. The SigLab Group provides high-performance signal acquisition products used as subsystems for personal computers and workstations in the electronic and electro-mechanical device analysis market. The Advanced Research Group designs, manufactures and sells standard and custom systems to advanced research laboratories conducting studies for defense and aerospace related data acquisition and testing.

         Information by industry segment is set forth below (in thousands):


                                            YEAR ENDED JANUARY 31,
                                            ----------------------
                                       1999         1998          1997
                                      -------      -------      -------
Net sales:
   Transportation Products Group ..   $21,661      $18,309      $13,354
   Lab Products Group .............     3,735        3,729        4,633
                                      -------      -------      -------
                                      $25,396      $22,038      $17,987
                                      -------      -------      -------
                                      -------      -------      -------

Income from operations:
   Transportation Products Group ..   $ 2,032      $ 2,467      $   931
   Lab Products Group .............       245           76          303
                                      -------      -------      -------
                                      $ 2,277      $ 2,543      $ 1,234
                                      -------      -------      -------
                                      -------      -------      -------


                                TRANSPORTATION    LAB
                                    GROUP        GROUP
                                   -------      -------
1999
Identifiable assets ............   $14,856      $ 2,212
Depreciation and amortization ..       758          217
Net capital expenditures .......     1,700           43
1998
Identifiable assets ............   $14,766      $ 1,964
Depreciation and amortization ..       878          229
Net capital expenditures .......       385           22
1997
Identifiable assets ............   $ 9,016      $ 2,783
Depreciation and amortization ..       692          155
Net capital expenditures .......       978           37


GEOGRAPHIC INFORMATION. A summary of the Company's operations by geographic area is presented below:


                                   YEAR ENDED JANUARY 31,
                                   ----------------------
                              1999         1998        1997
                              ----         ----        ----
                                       (THOUSANDS)
Net Sales
   United States ....       $22,488      $19,402      $15,083
   United Kingdom ...         2,908        2,636        2,904
Operating Margin
   United States ....       $ 1,799      $ 2,042      $   839
   United Kingdom ...           478          501          395
Identifiable Assets
   United States ....       $14,642      $14,960      $10,408
   United Kingdom ...         2,426        1,770        1,391


NOTE L-EMPLOYEE BENEFIT PLAN

         The Company has established the DSP Technology Inc. 401(k) Profit Sharing Plan covering substantially all employees of the Company who have at least six months of service and are at least twenty-one years of age. The amount participants may voluntarily contribute in any year is established by law and subject to cost of living adjustments. The Company has the option to make matching contributions on a year to year basis. Contributions to the plan by the Company in 1999, 1998, and 1997 aggregated $137,000, $85,000, and $69,000, respectively.

NOTE M-RESTRUCTURING COSTS

         On January 21, 1999, the Company announced its strategic decision to relocate its corporate headquarters to, and consolidate its Transportation Group operations in, Ann Arbor, Michigan, in order to focus on its largest and most profitable business segment. The Company recorded a one-time pre-tax restructuring charge of $496,000 ($314,000 after tax) in the fourth quarter of 1999 which consist of: $306,000 in severance pay and $190,000 in estimated idle facility and winding down costs.

         Had one-time after-tax restructuring costs of $314,000 been excluded from the 1999 results as reported, the Company's net income and net income per share would have been increased to the pro forma amounts indicated below:


                                YEAR ENDED
                                JANUARY 31,
                                  1999
                                ----------
Net income (In thousands):
   As reported ...........      $   1,582
   Pro forma .............          1,896
Net income per share:
   As reported-Basic .....      $     .70
   As reported-Diluted ...      $     .64
   Pro forma-Basic .......      $     .84
   Pro forma-Diluted .....      $     .76


NOTE N-SUBSEQUENT EVENT

         On March 23, 1999, the Company entered into a merger agreement with MTS Systems Corporation ("MTS"). Pursuant to the agreement, the stockholders and option holders of the Company will receive an aggregate consideration of 2,077,000 shares of MTS common stock in exchange for the outstanding shares and net option shares of the Company.

NOTE O-RELATED PARTY

         The Company has a strategic alliance agreement with FEV Motorentechnik GmbH & Co. KG ("FEV"). The purpose of the alliance is to develop and distribute test instrumentation and control products for the transportation industry. FEV is a privately-held company based in Aachen, Germany, and is a leader in complete engine and powertrain research and development and instrumentation for the transportation industry. FEV owns approximately 12.7% of the Company's common stock. During fiscal 1999, 1998, and 1997, the Company sales to FEV were $1,249,000, $1,040,000, and $1,102,000, respectively.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS OF DSPT

         The following table sets forth information as to each director and executive officer of DSPT as of March 31, 1999:


              NAME                   AGE            POSITION WITH COMPANY
              ----                   ---            ---------------------
      Howard O. Painter, Jr.          63       Director and Chairman of the Board
      F. Gil Troutman, Jr.            55       Director, President and Chief Executive Officer
      J. Scott Kamsler                51       Director
      Michael A. Ford                 60       Director and General Manager, Lab Groups
      Joe M. Millares, Jr.            46       Vice President, Finance, Chief Financial Officer and
                                               Secretary
      Larry Moulton                   53       General Manager, Transportation Group


         HOWARD O. PAINTER, JR. has served as Chairman of the Board since March 1988, and as a Director since June 1987. He also served as DSPT's Chief Executive Officer form March 1988 until October 1989 and as President from March 1988 until July 1988. Since 1985, Mr. Painter has been an independent business development and marketing consultant. From April 1992 to January 1994, he also served as the President of Adtron Instruments, a manufacturer of electronic instruments. From 1980 to 1985, he held the position of Vice President and General Manager of the Service Products Division of GenRad, Inc., a test equipment manufacturer.

         F. GIL TROUTMAN, JR. has served as Chief Executive Officer of DSPT since October 1989 and as a Director and President since July 1988. from 1985 until July 1988, Mr. Troutman held the position of Product Line Manager of the Test Systems and Instruments Group of GenRad, Inc. Prior to his work as Product Line Manager, he had held various other ,management positions with GenRad, Inc. since 1967, including the position of National Sales Manager of all GenRad products from 1982 to 1985.

         J. SCOTT KAMSLER is a founder of DSPT and has served as a Director since November 1988. He served as DSPT's Vice President of Finance, Chief Financial Officer and Secretary from April 1984 until September 1989. From January 1984 until September 1989, he was also the Vice President, Finance and Chief Financial Officer of Solitec, Inc. Since October 1989, Mr. Kamsler has also served as Vice President, Finance and Chief Financial Officer of Symmetricom, Inc., formerly Silicon General Inc.

         MICHAEL A. FORD has served as a Director of DSPT since October 1988 and has served as the General Manager of the Lab Group since January 1999. Mr. Ford also served DSPT as its Product Line Manager for the SigLab Group on a part-time, interim basis from July 1994 through January 1999. In addition, Mr. Ford has been an independent management and marketing consultant since March 1994. Mr. Ford served as President of On-Line Environment Corporation, a company providing environmental monitoring equipment and services to large computer installations, from October 1989 to March 1994. Prior to his work with OnLine Environmental Corporation, Mr. Ford was the President of Western Management Partners, a business development and marketing consulting Company from 1986 to 1989.

         JOSE M. MILLARES, JR. has served as Vice President, Finance, Chief Financial Officer and Secretary since October 1989, and served as Controller since September 1984. From 1980 to 1984, he served as Corporate Controller for Transend Corporation, a data communication software/hardware company. Mr. Millares is a Certified Public Accountant in California.

         LARRY MOULTON has served DSPT as its General Manager for the Transportation Group since January 1999. He also served as the Director of Operations from November 1996 to February 1997. From 1994 to 1996, he served as Vice President of Sales and Marketing for Eagle Test Systems, Inc., a manufacturer of test systems for the semiconductor industry. From 1990 to 1994, he held the positions of General Manager, Data Acquisition Division and Vice President of Keithley Instruments, Inc., a publicly-held manufacturer of hardware and software data acquisition products.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires DSPT's officers and directors, and persons who own more than ten percent of a registered class of DSPT's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         To DSPT's knowledge, based solely on review of the copies of such reports furnished to DSPT's and written representation that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with, except that, due to administrative errors, annual statements of beneficial ownership for each of Messrs. Painter, Troutman, Kamsler, Ford, Millares and Moulton were not timely filed and a statement of change in beneficial ownership for Mr. Moulton's spouse relating to his spouse's purchase of 1,000 shares of DSPT common stock was not timely filed.

ITEM 11:  EXECUTIVE COMPENSATION

         The following table sets forth information concerning the compensation of the Chief Executive Officer of DSPT and the three (3) other executive officers of DSPT as of January 31, 1998 whose total salary and bonus for the fiscal year ended January 31, 1999 exceeded $100,000, for services in all capacities to DSPT, during the fiscal years ended January 31, 1999, 1998 and 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG-TERM
                                                       ANNUAL COMPENSATION              COMPENSATION
                                                   ------------------------------  ---------------------
                                                                                   SECURITIES UNDERLYING
NAME AND PRINCIPAL POSITION                          YEAR   SALARY        BONUS          OPTIONS
---------------------------                          ----   ------        -----    ---------------------
F. Gil Troutman, Jr .......................          1999  $192,046      $      0        $5,000
   Chief Executive Officer and President ..          1998  $173,076      $ 51,000        $    0
                                                     1997  $175,448      $      0        $    0

Alan S. Broad .............................          1999  $157,817      $      0        $2,000
   Senior Vice President ..................          1998  $151,341      $ 30,000        $    0
                                                     1997  $138,812      $      0        $    0

Larry Moulton .............................          1999  $144,752      $      0        $3,500
   Director of Operations and .............          1998  $126,648      $ 31,100        $    0
   General Manager for Transportation Group          1997  $ 30,590      $      0        $    0

Jose M. Millares, Jr ......................          1999  $127,346      $      0        $2,000
   Chief Financial Officer, Secretary .....          1998  $118,500      $ 23,600        $    0
   and Vice President, Finance ............          1997  $118,841      $      0        $    0


         The following table provides the specified information concerning grants of options to purchase DSPT's common stock made during the fiscal year ended January 31, 1999 to the persons named in the Summary Compensation Table:

                        OPTION GRANTS IN LAST FISCAL YEAR


                                         % OF TOTAL                              POTENTIAL REALIZABLE
                          NUMBER OF       OPTIONS                                   VALUE AT ASSUMED
                          SECURITIES     GRANTED TO     EXERCISE                    ANNUAL RATES OF
                          UNDERLYING     EMPLOYEES      OR BASE                      STOCK PRICE
                           OPTIONS       IN FISCAL       PRICE       EXPIRATION    APPRECIATION FOR
NAME                      GRANTED(1)       YEAR         ($/SH)(2)       DATE         OPTION TERM(3)
----------------------    ----------     ----------     ----------   ----------   ---------------------
                                                                                     5%          10%
                                                                                  -------      --------
F. Gil Troutman, Jr         5,000          5.6%          $ 8.125      2/22/08     $25,550      $64,750
Alan S. Broad ......        2,000          2.2%          $ 8.125      2/22/08     $10,220      $25,900
Larry Moulton ......        3,500          3.9%          $ 8.125      2/22/08     $17,885      $45,325
Jose M. Millares, Jr        2,000          2.2%          $ 8.125      2/22/08     $10,220      $25,900



---------------

(1) Options granted during fiscal 1999 under DSPT's 1991 Stock Option Plan generally vest in equal annual amounts over a three-year period; provided, however, no option may be exercised in whole or in part until six months after the date of grant.

(2)      The option was granted at fair market value on the date of grant.

(3) Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, based on the Securities and Exchange Commission rules. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock, overall market conditions and the optionholder's continued employment throughout the vesting period. The amounts reflected in the table may not necessarily be achieved. One share of stock purchased at $8.125 in fiscal 1999 would yield profits of approximately $5.11 per share at 5% appreciation over ten years, or approximately $12.95 per share at 10% appreciation over the same period.

         The following table provides specified information concerning unexercised options held as of January 31, 1999 by the persons named in the Summary Compensation Table. Such executive officers did not exercise any options during the year ended January 31, 1999.

                          FISCAL YEAR-END OPTION VALUES


                              NUMBER OF SECURITIES UNDERLYING             VALUE OF UNEXERCISED
                                        UNEXERCISED                       IN-THE-MONEY OPTIONS
                                 OPTIONS AT FISCAL YEAR END                 AT FISCAL YEAR END
                              ---------------------------------      --------------------------------
NAME                          EXERCISABLE(1)      UNEXERCISABLE      EXERCISABLE(2)     UNEXERCISABLE
--------------------------    --------------      -------------      --------------     -------------
F. Gil Troutman, Jr ......        51,666               3,334            $219,400          $      0
Alan S. Broad ............        30,833                   0            $ 97,984          $      0
Larry Moulton ............         9,500              19,000            $ 19,277          $ 38,548
Jose M. Millares, Jr......        28,166               1,334            $109,858          $      0



---------------

(1) Options granted during fiscal 1999 under DSPT's 1991 Stock Option Plan generally vest in equal annual amounts over a three-year period; provided, however, no option may be exercised in whole or in part until six months after the date of grant.

(2) Based on the closing price of $6.938, as reported on the Nasdaq National Market, on January 29, 1999, less the exercise price.

COMPENSATION OF DIRECTORS

         DSPT pays a monthly fee of $2,725 to its Chairman of the Board and $1,500 to the other non-employee directors. DSPT also reimburses these directors for expenses incurred in attending each Board and committee meeting. DSPT's 1991 Outside Directors Stock Option Plan (the "Directors Plan") provides for the initial automatic grant of an option to purchase 6,000 shares of DSPT's Common Stock to directors of DSPT who are not employees of DSPT or any parent or subsidiary corporation (an "Outside Director") upon initial appointment or election to the Board of Directors, and subsequent grants to each Outside Director of an option to purchase 3,000 shares of common stock on each anniversary of the date of his or her initial grant. A total of 75,000 shares of the authorized but unissued common stock of DSPT are reserved for issuance under the Directors Plan. Messrs. Painter and Kamsler were each granted options to purchase 3,000 shares of common stock under the Directors Plan during the fiscal year ended January 31, 1999, while Mr. Ford was granted options to purchase 3,000 shares of Common Stock under a separate standalone agreement during the fiscal year ended January 31, 1999.

         Since July 1994, Michael A. Ford served as Product Line Manager on a part-time, interim basis for the Company's SigLab Group at a $6,000 monthly salary. Mr. Ford's salary was increased to $7,200 per month in December 1997 and to $7,500 per month in February 1999.

         The following table provides the specified information concerning all compensation paid to persons who were directors of DSPT during fiscal 1999 who are not named in the Summary Compensation Table.

                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR


                              CASH COMPENSATION             SECURITY GRANTS
                              -----------------             ---------------
                                                      NUMBER OF SECURITIES UNDERLYING
       NAME                  ANNUAL RETAINER FEES              OPTIONS (#)
---------------------        --------------------     -------------------------------
Howard O. Painter, Jr              $32,700                        3,000
J. Scott Kamsler                   $18,000                        3,000
Michael A. Ford                    $18,000                        3,000



EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         DSPT has entered into retention agreements dated as of January 18, 1999 with F. Gil Troutman, Jr., DSPT's President and Chief Executive Officer, and Larry Moulton, DSPT's General Manager of the Transportation Group. If Mr. Troutman or Mr. Moulton resigns for "good reason" or is terminated without "cause" within 12 months after the date of a merger or acquisition of DSPT, each officer is entitled to all salary, accrued but unused vacation and his pro rata target bonus for the year each officer is entitled to all salary, accrued but unused vacation and his pro rata target bonus for the year each through the date of his termination or resignation and an additional 18 months (12 months for Mr. Moulton) of salary and bonus, reimbursement of any expenses incurred in connection with DSPT's business, reimbursement of his health insurance premiums for 18 months (12 months for Mr. Moulton) and any benefits under DSPT's 401(k) plan or other benefit plans.

         In connection with the merger agreement with MTS, MTS has entered into separate employment agreements with Mr. Troutman and Mr. Moulton which will become effective upon the closing of the merger. Under the employment agreements, MTS has agreed to employ Messrs. Troutman and Moulton after the merger becomes effective and the retention agreements described above will have no effect.

         DSPT has also entered into a separation agreement and general release of claims dated as of January 29, 1999 with Jose M. Millares, Jr., DSPT's Vice President and Chief Financial Officer, in connection with his termination of employment with DSPT effective as of June 30, 1999. The agreement provides that DSPT shall pay certain severance benefits to Mr. Millares in consideration for his years of service, including payment of Mr. Millares' salary through June 30, 1999, an additional twelve (12) months of salary and reimbursement of certain health insurance premiums. If, however, Mr. Millares voluntarily resigns or is terminated for cause, he shall only be entitled to any salary and accrued but unused vacation that he has earned through his last day of his employment.

         All options under the DSPT 1991 Directors' Stock Option Plan and 1991 Stock Option Plan, the "Plans", and certain options issued outside the Plans contain terms that provide that vesting of all such options will accelerate thirty days prior to a transfer of control if the options are not assumed by the acquiror, except that vesting with respect to options for 39,000 shares granted outside the Plans do not accelerate upon a transfer of control. Under the terms of the merger agreement with MTS, MTS has not assumed any outstanding options other than the unvested portion options for 39,000 shares will accelerate thirty days prior to the effective time of the merger.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of February 26, 1999, with respect to the beneficial ownership of DSPT's common stock by (1) all persons known by DSPT to be the beneficial owners of more than 5% of the outstanding common stock of DSPT, (2) each director of DSPT, (3) the Chief Executive Officer and the three other executive officers of DSPT as of January 31, 1999 whose salary and bonus for the year ended January 31, 1999 exceeded $100,000, and (4) all executive officers and directors of DSPT as a group:


                                                                                             NUMBER OF            PERCENTAGE
                                                                                               SHARES              OF CLASS
                                                                                             ---------            ----------
     NAME AND ADDRESS OF BENEFICIAL OWNERS(1)                                                          SHARES OWNED(2)
     ----------------------------------------                                                -------------------------------

     FEV Motorentechnik GmbH & Co. KG..................................................       285,000(3)            12.71%
        Neuenhostrasse 181
        52078 Aachen, Germany
     FMR Corp..........................................................................       224,100(4)             9.99%
        82 Devonshire Street
        Boston, MA 02109
     Kennedy Capital Management, Inc...................................................       138,000(5)             6.15%
        10829 Olive Blvd.
        St. Louis, MO 63141
     F. Gil Troutman, Jr...............................................................       116,666(6)             5.09%
     Alan S. Broad.....................................................................        96,868(7)             4.27%
     J. Scott Kamsler..................................................................        61,200(8)             2.72%
     Howard O. Painter, Jr.............................................................        79,000(9)             3.49%
     Jose M. Millares, Jr..............................................................       38,666(10)             1.70%
     Michael Ford......................................................................       21,000(11)               *
     Larry Moulton.....................................................................       19,032(12)               *
     Executive officers and directors as a group (seven persons).......................      432,432(13)            17.88%


---------------

*        Less than 1%

(1) Except as otherwise indicated, the address of each beneficial owner is c/o DSP Technology Inc., 48500 Kato Road, Fremont, California 94538-7338.

(2) Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable.

(3) According to a Schedule 13D filed with the Securities and Exchange Commission on June 8, 1998, FEV has sole voting power and sole dispositive power with respect to the 285,000 shares of the DSPT's common stock.

(4) According to a Schedule 13G/A filed with the Securities and Exchange Commission on January 7, 1999, all 224,100 shares are beneficially owned by FMR Corp. through its wholly-owned subsidiary, Fidelity Management & Research Company, "Fidelity", which is deemed to beneficially own such shares as a result of acting as an investment advisor to various investment companies registered under Section 8 of the Investment Company Act of 1940, the "Funds". The ownership of one investment company, Fidelity Low-Priced Stock Fund, amounts to 224,100 shares of DSPT's common stock. Edward C. Johnson 3d, Chairman of FMR Corp., FMR Corp., through its control of Fidelity, and the Funds each has the sole power to dispose of the 224,100 shares owned by the Funds. Neither FMR Corp. nor Edward C. Johnson 3d has the sole power to vote or direct the voting of the shares owned directly by the Funds, which power resides with the Funds' board of trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds' board of trustees. Members of the Edward C. Johnson 3d family, through their ownership of voting common stock of FMR Corp. and their execution of a stockholder's voting agreement, may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp., and may therefore be deemed to beneficially own the shares of DSPT's stock beneficially owned by FMR Corp.

(5) According to a Schedule 13G filed with the Securities and Exchange Commission on February 5, 1999, all 138,000 shares are beneficially owned by Kennedy Capital Management, Inc. which is deemed to beneficially own such shares as a result of acting as an investment advisor to various companies registered under Section 203 of the Investment Advisers Act of 1940. Kennedy Capital is deemed to have the sole power to vote or to direct the vote of 126,100 of the 138,000 shares beneficially owned. Kennedy Capital has the sole power to dispose or to direct the disposition of 138,000 shares.

(6) Includes 51,666 shares subject to stock options exercisable within 60 days of February 26, 1999.

(7) Includes 24,832 shares subject to stock options exercisable within 60 days of February 26, 1999.

(8) Includes 9,000 shares subject to stock options exercisable within 60 days of February 26, 1999.

(9) Includes 24,000 shares subject to stock options exercisable within 60 days of February 26, 1999.

(10) Includes 28,166 shares subject to stock options exercisable within 60 days of February 26, 1999.

(11) Includes 21,000 shares subject to stock options exercisable within 60 days of February 26, 1999.

(12) Includes 17,832 shares subject to stock options exercisable within 60 days of February 26, 1999.

(13) Includes 176,496 shares subject to stock options exercisable within 60 days of February 26, 1999.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         DSPT entered into a Strategic Alliance Agreement dated February 26, 1995 with FEV Motorentechnik GmbH & Co. KG. As of February 26, 1999, FEV beneficially owned approximately 12.5% of DSPT outstanding common stock. DSPT entered into the strategic relationship with FEV in order to combine resources, technology and distribution for joint product development and distribution within certain territories. Under the terms of the agreement, DSPT and FEV have agreed to jointly develop and manufacture certain products as well as act as sole distributors of each other's pre-existing products within certain respective territories, and to act as strategic partners with respect to distribution for other parts of the world. DSPT, MTS and FEV have entered into an agreement which will supersede this agreement effective upon the merger.

PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

         The financial statements required in accordance with this Item have been filed as part of this Report under Part II, Item 8.

(a)(2) FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedule has been filed as part of this Report:


SCHEDULE        DESCRIPTION                                 PAGE NO.
--------        -----------                                 --------
                Auditors' Report on Schedule II                41
                Valuation and Qualifying Accounts              42


         Financial statement schedules not listed above have been omitted because the information required to be set forth therein is inapplicable or is shown in the Consolidated Financial Statements or Notes thereto.

(a)(3) EXHIBITS

         The following exhibits are filed or incorporated by reference as part of this Report:

Ex. No.  Description
-------  -----------

2.1 Agreement and Plan of Merger among MTS Systems Corporation, Badger Merger Corp. and DSP Technology Inc. (1)

3.1      Certificate of Incorporation (2)

3.2      Amendment to Restated By-laws (2)

10.1     Profit Sharing Plan Employees' Retirement Trust (3) **

10.2     Non-Qualified Unfunded Deferred Compensation Plan (3) **

10.3     1991 Directors Stock Option Plan, as amended (5) **

10.4     Form of 1991 Directors Stock Option Plan Agreement (4) **

10.5     1991 Stock Option Plan , as amended (5) **

10.6     Form of 1991 Stock Option Plan Agreement (4) **

10.7 Lease Agreement dated July 15, 1992 between Varsity Drive Company Inc. and DSP Technology Inc. (5)

10.8 Lease Agreement dated August 2, 1993 between Minos Management Company and DSP Technology Inc. (6)

10.9 Strategic Alliance Agreement By and Between FEV Motorentechnik GmbH & Co. KG and DSP Technology Inc. dated February 26, 1995. (6) +

10.10    Form of Indemnity Agreement (6)

10.11 Retention Agreement By and Between DSP Technology Inc. and Larry Moulton dated January 18, 1999.

10.12 Retention Agreement By and Between DSP Technology Inc. F. Gil Troutman dated January 18, 1999.

10.13 Separation Agreement and General Release of Claims By and Between DSP Technology Inc. and Jose M. Millares dated January 29, 1999.

21.1     Subsidiaries of Registrant (7)

23.1 Consent of independent Certified Public Accountants (to incorporate report on consolidated financial statements into Company's Form S-8 Registration Statements)

24.1     Power of Attorney (8)

27.1     Financial Data Schedule

----------

**       Compensatory plan or arrangement.

+ Confidential treatment has been granted for certain portions of this exhibit.

(1) Incorporated by reference to the corresponding Exhibit filed as part of DSPT's Current Report on Form 8-K filed March 26, 1999.

(2) Incorporated by reference to the corresponding Exhibit filed as part of the DSPT Quarterly Report on Form 10-Q (File No. 0-13677) on December 18, 1997.

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

(6) Incorporated by reference to the corresponding Exhibit filed as part of the Company's Annual Report on Form 10-K (File No. 0-14677) on April 21, 1994.

(7) Incorporated by reference to the corresponding Exhibit filed as part of the Company's Annual Report on Form 10-K (File No. 0-14677) on April 22, 1994.

(8)      Included on page 42 to this Report.

(b)  REPORTS ON FORM 8-K

         Current Report on Form 8-K filed March 26, 1999 relating to the Agreement and Plan of Merger among MTS Systems Corporation, Badger Merger Corp. and DSP Technology Inc.

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE II



To the Board of Directors and Stockholders of DSP Technology Inc.:

In connection with our audits of the consolidated financial statements of DSP Technology Inc. and subsidiary companies referred to in our report dated March 12, 1999, except for Note N as to which date is March 23, 1999, which is included in Part II of this form, we have also audited Schedule II for each of the three years in the period ended January 31, 1999. In our opinion, this schedule presents fairly the information required to be set forth therein.



San Jose, California
March 12, 1999

                                                                     Schedule II


                               DSP TECHNOLOGY Inc.
                        Valuation and Qualifying Accounts
                                   (Thousands)


                                                              Additions
                                              Balance at      Charged to                   Balance
                                              Beginning       Costs and                    at End
                                              of Year         Expenses     Deductions      of Year
                                              -------         --------     ----------      -------
Allowance for doubtful accounts:
         Year ended:
                  January 31, 1997               50                0             0(1)         50
                  January 31, 1998               50              100             0(1)        150
                  January 31, 1999              150               35             0(1)        185

Reserve for inventory obsolescence:
         Year ended:
                  January 31, 1997              291                0          (133)          158
                  January 31, 1998              158              309             0           467
                  January 31, 1999              467               94          (101)          460


(1)      Uncollectible accounts written off, net of recoveries

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of April 1999.

                                      DSP TECHNOLOGY INC.


                                      By: /s/ Jose M. Millares
                                          --------------------
                                              JOSE M. MILLARES
                                              Chief Financial Officer


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

Signatures                    Title                              Date

/s/ Howard O. Painter, Jr.    Chairman of the Board              April 27, 1999
-------------------------
Howard O. Painter, Jr.

/s/ F. Gil Troutman, Jr.      Director, Chief Executive          April 27, 1999
-------------------------     Officer and President (Principal
F. Gil Troutman, Jr.          Executive Officer)

/s/ Jose M. Millares          Vice President, Finance            April 27, 1999
-------------------------     (Principal Financial and
Jose M. Millares              Accounting Officer and Secretary)

/s/ J. Scott Kamsler          Director                           April 27, 1999
-------------------------
J. Scott Kamsler

/s/ Michael A. Ford           Director                           April 27, 1999
-------------------------
Michael A. Ford

                                  EXHIBIT INDEX


Ex. No.  Description
-------  -----------

2.1 Agreement and Plan of Merger among MTS Systems Corporation, Badger Merger Corp. and DSP Technology Inc. (1)

3.1      Certificate of Incorporation (2)

3.2      Amendment to Restated By-laws (2)

10.1     Profit Sharing Plan Employees' Retirement Trust (3) **

10.2     Non-Qualified Unfunded Deferred Compensation Plan (3) **

10.3     1991 Directors Stock Option Plan, as amended (5) **

10.4     Form of 1991 Directors Stock Option Plan Agreement (4) **

10.5     1991 Stock Option Plan , as amended (5) **

10.6     Form of 1991 Stock Option Plan Agreement (4) **

10.7 Lease Agreement dated July 15, 1992 between Varsity Drive Company Inc. and DSP Technology Inc. (5)

10.8 Lease Agreement dated August 2, 1993 between Minos Management Company and DSP Technology Inc. (6)

10.9 Strategic Alliance Agreement By and Between FEV Motorentechnik GmbH & Co. KG and DSP Technology Inc. dated February 26, 1995. (6) +

10.10    Form of Indemnity Agreement (6)

10.11 Retention Agreement By and Between DSP Technology Inc. and Larry Moulton dated January 18, 1999.

10.12 Retention Agreement By and Between DSP Technology Inc. F. Gil Troutman dated January 18, 1999.

10.13 Separation Agreement and General Release of Claims By and Between DSP Technology Inc. and Jose M. Millares dated January 29, 1999.

21.1     Subsidiaries of Registrant (7)

23.1 Consent of independent Certified Public Accountants (to incorporate report on consolidated financial statements into Company's Form S-8 Registration Statements)

24.1     Power of Attorney (8)

27.1     Financial Data Schedule

----------

**       Compensatory plan or arrangement.

+ Confidential treatment has been granted for certain portions of this exhibit.

(1) Incorporated by reference to the corresponding Exhibit filed as part of DSPT's Current Report on Form 8-K filed March 26, 1999.

(2) Incorporated by reference to the corresponding Exhibit filed as part of the DSPT Quarterly Report on Form 10-Q (File No. 0-13677) on December 18, 1997.

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

(6) Incorporated by reference to the corresponding Exhibit filed as part of the Company's Annual Report on Form 10-K (File No. 0-14677) on April 21, 1994.

(7) Incorporated by reference to the corresponding Exhibit filed as part of the Company's Annual Report on Form 10-K (File No. 0-14677) on April 22, 1994.

(8)      Included on page 42 to this Report.

(B)  REPORTS ON FORM 8-K

         Current Report on Form 8-K filed March 26, 1999 relating to the Agreement and Plan of Merger among MTS Systems Corporation, Badger Merger Corp. and DSP Technology Inc.